Form 10-Q
period 2024-09-30
ARTESIAN RESOURCES CORP
filed 2024-11-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, 9,416,493 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2024	December 31, 2023
Utility plant, at original cost (less accumulated depreciation - 2024 - $188,567; 2023 - $185,170)	$734,224	$714,284
Current assets
Cash and cash equivalents	10,703	2,505
Accounts and other receivables (less provision for expected credit loss - 2024 - $339; 2023 - $328)	10,248	12,830
Income tax receivable	191	1,799
Unbilled operating revenues	2,276	1,934
Materials and supplies	4,459	5,983
Prepaid property taxes	3,286	2,269
Prepaid expenses and other	3,180	3,297
Total current assets	34,343	30,617
Other assets
Non-utility property (less accumulated depreciation - 2024 - $1,100; 2023 - $1,052)	3,607	3,693
Other deferred assets	6,535	8,504
Goodwill	1,939	1,939
Operating lease right of use assets	499	506
Total other assets	12,580	14,642
Regulatory assets, net	14,873	7,289
Total Assets	$796,020	$766,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,298	$10,285
Preferred stock	—	—
Additional paid-in capital	143,789	143,369
Retained earnings	84,227	76,743
Total stockholders’ equity	238,314	230,397
Long-term debt, net of current portion	176,886	178,307
	415,200	408,704
Current liabilities
Lines of credit	—	—
Current portion of long-term debt	2,333	2,235
Accounts payable	9,649	9,697
Accrued expenses	5,570	3,519
Overdraft payable	3,918	9
Accrued interest	1,356	2,275
Income taxes payable	332	2
Customer and other deposits	3,210	2,983
Other	1,673	1,694
Total current liabilities	28,041	22,414

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	2,388	2,797
Operating lease liabilities	496	503
Regulatory liabilities	30,622	25,676
Deferred investment tax credits	412	423
Deferred income taxes	52,340	58,381
Total deferred credits and other liabilities	86,258	87,780

Net contributions in aid of construction	266,521	247,934
Total Liabilities and Stockholders’ Equity	$796,020	$766,832
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Water sales	$24,092	$21,642	$66,419	$60,294
Other utility operating revenue	3,358	3,235	9,661	9,083
Non-utility operating revenue	1,692	1,693	5,022	4,940
Total Operating Revenues	29,142	26,570	81,102	74,317

Operating expenses
Utility operating expenses	12,125	11,590	36,261	34,488
Non-utility operating expenses	1,213	1,122	3,474	3,328
Depreciation and amortization	3,287	3,444	10,177	9,882
State and federal income taxes	2,355	2,249	5,982	5,156
Property and other taxes	1,572	1,504	4,700	4,531
Total Operating Expenses	20,552	19,909	60,594	57,385

Operating income	8,590	6,661	20,508	16,932

Other income, net
Allowance for funds used during construction (AFUDC)	474	647	1,126	1,693
Miscellaneous (expense) income	(58)	(35)	1,450	1,554

Income before interest charges	9,006	7,273	23,084	20,179

Interest charges	2,193	2,202	6,535	6,960

Net income applicable to common stock	$6,813	$5,071	$16,549	$13,219

Income per common share:
Basic	$0.66	$0.49	$1.61	$1.33
Diluted	$0.66	$0.49	$1.61	$1.33

Weighted average common shares outstanding:
Basic	10,297	10,276	10,293	9,929
Diluted	10,298	10,279	10,294	9,933

Cash dividends per share of common stock	$0.2955	$0.2840	$0.8807	$0.8464

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,549	$13,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,177	9,882
Amortization of debt expense	265	266
Amortization of deferred income tax regulatory liability	(592)	(333)
Provision for expected credit loss	153	88
Deferred income taxes, net	1,558	3,665
Stock compensation	172	185
AFUDC, equity portion	(772)	(1,040)

Changes in assets and liabilities:
Accounts and other receivables	2,062	2,935
Income tax receivable	1,608	(1,276)
Unbilled operating revenues	(342)	(360)
Materials and supplies	1,524	(785)
Income tax payable	330	19
Prepaid property taxes	(1,017)	(1,188)
Prepaid expenses and other	117	(407)
Other deferred assets	1,944	2,004
Regulatory assets	(283)	(342)
Regulatory liabilities	(2,734)	(2,655)
Accounts payable	175	(829)
Accrued expenses	(184)	156
Accrued interest	(919)	844
Customer deposits and other	330	(688)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,121	23,360

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(30,933)	(48,838)
Proceeds from sale of assets	620	76
NET CASH USED IN INVESTING ACTIVITIES	(30,313)	(48,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	—	(23,477)
Borrowings under lines of credit agreements	—	3,303
Increase in overdraft payable	3,909	5,009
Proceeds from contributions in aid of construction and advances	15,652	18,657
Payouts for contributions in aid of construction and advances	(1,410)	(1,671)
Net proceeds from issuance of common stock	260	36,840
Equity issuance costs	—	(317)
Issuance of long-term debt	758	1,978
Dividends paid	(9,065)	(8,265)
Principal repayments of long-term debt	(1,714)	(1,506)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,390	30,551

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,198	5,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505	1,309

CASH AND CASH EQUIVALENTS AT END OF PERIOD	10,703	6,458

Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended September 30,
	2024	2023
Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$7,475	$2,307

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	1,888	1,451

Interest paid	$7,188	$5,850
Income taxes paid	$4,452	$3,476
Income taxes refunded	$701	$—

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,143	$71,286	$187,931
Net income	—	—	—	—	—	3,705	3,705
Cash dividends declared
Common stock	—	—	—	—	—	(2,646)	(2,646)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	91	—	93
Employee stock options and awards(4)	—	—	—	—	56	—	56
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2023	8,623	881	8,623	881	107,290	72,345	189,139
Net income	—	—	—	—	—	4,443	4,443
Cash dividends declared
Common stock	—	—	—	—	—	(2,700)	(2,700)
Issuance of common stock
Public offering, net of costs	764	—	764	—	35,467	—	36,231
Dividend reinvestment plan	2	—	2	—	98	—	100
Employee stock options and awards(4)	5	—	5	—	55	—	60
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2023	9,394	881	9,394	881	142,910	74,088	227,273
Net income	—	—	—	—	—	5,071	5,071
Cash dividends declared
Common stock	—	—	—	—	—	(2,919)	(2,919)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	101	—	103
Employee stock options and awards(4)	—	—	—	—	65	—	65
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of September 30, 2023	9,396	881	9,396	881	143,076	76,240	229,593

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397
Net income	—	—	—	—	—	4,411	4,411
Cash dividends declared
Common stock	—	—	—	—	—	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	—	—	—	—	68	—	68
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of March 31, 2024	9,407	881	9,407	881	143,524	78,174	231,986
Net income	—	—	—	—	—	5,325	5,325
Cash dividends declared
Common stock	—	—	—	—	—	(3,042)	(3,042)
Issuance of common stock
Dividend reinvestment plan	3	—	3	—	87	—	90
Employee stock options and awards(4)	5	—	5	—	52	—	57
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of June 30, 2024	9,415	881	9,415	881	143,663	80,457	234,416
Net income	—	—	—	—	—	6,813	6,813
Cash dividends declared
Common stock	—	—	—	—	—	(3,043)	(3,043)
Issuance of common stock
Dividend reinvestment plan	2	—	2	—	78	—	80
Employee stock options and awards(4)	—	—	—	—	48	—	48
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of September 30, 2024	9,417	881	9,417	881	143,789	84,227	238,314

(1)
At September 30, 2024 and September 30, 2023, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,445,316 and 9,424,518, respectively.

(2)	At September 30, 2024 and September 30, 2023, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for September 30, 2024, and September 30, 2023, See Note 8 - Stock Compensation Plans.

See notes to the condensed consolidated financial statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all of our wholly-owned subsidiaries. The terms “we”, “our”, “Artesian” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.

DELAWARE REGULATED UTILITY SUBSIDIARIES

Artesian Water Company, Inc., or Artesian Water, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.

Artesian Wastewater Management, Inc., or Artesian Wastewater, began providing wastewater services in July 2005.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  TESI was incorporated in 2004.  Artesian Wastewater and TESI are regulated entities that own wastewater collection and treatment infrastructure and provide wastewater services to customers in Sussex County, Delaware as a regulated public wastewater service companies.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company’s balance sheet position as of September 30, 2024, the results of its operations for the three and nine-month periods ended September 30, 2024 and September 30, 2023, its cash flows for the nine-month periods ended September 30, 2024 and September 30, 2023 and the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2024 and September 30, 2023.  The December 31, 2023 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2023 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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

Utility plant comprises:
In thousands

	Estimated Useful Life (In Years)		Estimated Useful Life (In Years)
	Effective June 12, 2024	September 30, 2024		December 31, 2023
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	—	$140
Source of supply plant	45-85	30,214	45-85	29,960
Pumping and water treatment plant	15-64	130,000	8-62	130,337
Transmission and distribution plant
Mains	73-81	375,731	81	370,977
Services	39-58	62,471	39	60,818
Storage tanks	70-76	39,704	76	40,933
Meters	16-26	30,224	26	30,318
Hydrants	60-68	19,520	60	18,980
General plant	5-81	58,204	5-31	67,317

Utility plant in service-Wastewater
Intangible plant	—	116	—	116
Treatment and disposal plant	20-81	70,055	20-81	67,789
Collection mains & lift stations	81	56,070	81	51,539
General plant	5-31	2,608	5-31	2,478

Property held for future use	—	3,742	—	4,028
Construction work in progress	—	43,992	—	23,724
		922,791		899,454
Less – accumulated depreciation		188,567		185,170
		$734,224		$714,284

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.92% and 2.13% for September 30, 2024 and December 31, 2023, respectively.   In a rate order issued by the DEPSC, the Company was directed effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years noted in the table above.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Certain other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

Artesian generates fixed-fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed either in advance or arrears at tariff rates on a monthly, quarterly or semi-annual basis.  For contract services billed in arrears, we record unbilled operating revenue (contract asset) for any services through the end of the accounting period that will be billed in the next monthly or quarterly cycle.  For contract services billed in advance, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted against unbilled operating revenue on the Condensed Consolidated Balance Sheet.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until final rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates.  Temporary rates that were previously effective as of November 28, 2023 were replaced with final rates effective June 12, 2024, with no reserve or reduction to previously recorded revenue, as approved by the DEPSC.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of September 30, 2024, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Tariff Revenue
Consumption charges	$16,747	$13,681	$44,232	$37,064
Fixed fees	9,156	8,299	27,578	24,365
Service charges	186	169	565	523
DSIC	67	1,403	67	3,922
Metered wastewater services	253	183	598	435
Industrial wastewater services	467	537	1,390	1,384
Total Tariff Revenue	$26,876	$24,272	$74,430	$67,693

Non-Tariff Revenue
Service line protection plans	$1,468	$1,441	$4,323	$4,176
Contract operations	255	272	760	793
Design and installation	2	28	61	150
Inspection fees	120	138	331	325
Total Non-Tariff Revenue	$1,845	$1,879	$5,475	$5,444

Other Operating Revenue	$421	$419	$1,197	$1,180

Total Operating Revenue	$29,142	$26,570	$81,102	$74,317

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023

Contract Assets – Tariff	$3,446	$3,043

Deferred Revenue
Deferred Revenue – Tariff	$1,395	$1,300
Deferred Revenue – Non-Tariff	587	539
Total Deferred Revenue	$1,982	$1,839

For the nine months ended September 30, 2024, the Company recognized revenue of $1.3 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of September 30, 2024 and December 31, 2023, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2024 and December 31, 2023, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately five years and one year, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts. As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply. Three installments for approximately $2.5 million each were paid in August 2022, July 2023 and July 2024.  The final $2.5 million installment payment is due no later than July 2025.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat contaminants of concern and of emerging concern.

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

	September 30,	December 31,	December 31,
(in thousands)	2024	2023	2022

Customer accounts receivable – water	$6,612	$6,573	$5,981
Customer accounts receivable – wastewater	696	644	637
Customer accounts receivable – SLP Plan	416	409	384
Settlement agreement receivable – short term	2,526	2,747	2,532
Developer receivable	92	2,089	1,151
Miscellaneous receivable	245	696	3,242
	10,587	13,158	13,927
Less: provision for expected credit loss	339	328	416
Net accounts receivable	$10,248	$12,830	$13,511

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

Rent expense for all operating leases, except those with terms of 12 months or less comprises:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Minimum rentals	$4	$4	$13	$11
Contingent rentals	—	—	—	—

	$4	$4	$13	$11

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$11
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$499	$498

Supplemental balance sheet information related to leases is as follows:
	(in thousands, except lease term and discount rate)
	September 30, 2024	December 31, 2023

Operating Leases:
Operating lease right-of-use assets	$499	$506

Other current liabilities	$10	9
Operating lease liabilities	496	503
Total operating lease liabilities	$506	$512

Weighted Average Remaining Lease Term
Operating leases	57 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2024 are as follows:

(in thousands)
Operating Leases
Year
2024	$35
2025	35
2026	35
2027	31
2028	27
Thereafter	1,424
Total undiscounted lease payments	$1,587
Less effects of discounting	(1,081)
Total lease liabilities recognized	$506

As of September 30, 2024, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of September 30, 2024 and December 31, 2023, all of the Company’s outstanding long-term debt interest rates were a fixed-rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources’ long-term debt (including current portion) are shown below:

(in thousands)
	September 30, 2024	December 31, 2023
Carrying amount	$179,219	$180,542
Estimated fair value	159,649	162,720

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. For the full year 2023, the Company accrued approximately $12,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  For the nine months ended September 30, 2024, the Company has accrued approximately $13,000 in penalties and interest related to positions taken on the 2022 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2021 through 2023.

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

Compensation expense, for the three and nine months ended September 30, 2024 of approximately $46,700 and $172,000, respectively, was recorded for restricted stock awards issued in May 2023 and May 2024.  Compensation expense, for the three and nine months ended September 30, 2023 of approximately $69,000 and $185,000, respectively, was recorded for restricted stock awards issued in May 2022 and May 2023.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2024:

	Restricted Awards
	Outstanding Restricted Stock Awards	Weighted Average Grant Date FairValue
Restricted stock awards
Outstanding at January 1, 2024	5,000	$54.88
Granted	5,000	37.07
Exercised/vested and released	(5,000)	54.88
Expired/cancelled	—	—
Outstanding at September 30, 2024	5,000	$37.07

Exercisable/vested at September 30, 2024	—	—

There were no options exercised during the nine months ended September 30, 2024.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2024.

As of September 30, 2024, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2024, there was $110,000 total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.60 years, the remaining vesting period for the restricted stock awards.

NOTE 9 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of September 30, 2024 Artesian Water was serving approximately 97,000 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of September 30, 2024, Artesian Wastewater and TESI were serving approximately 8,500 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements. The settlement agreement receivable is related to the long-term portion of reimbursements as further discussed in Note 4 - Accounts Receivable.

(in thousands)	September 30, 2024	December 31, 2023

Investment in CoBank	$6,425	$5,882
Settlement agreement receivable-long term	—	2,496
Other deferred assets	110	126
	$6,535	$8,504

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

Unrecovered reserve for depreciation of $4.1 million is the result of the implementation of a change in depreciation methods for certain general plant assets that will be recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs - Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:
	(in thousands)
	September 30, 2024	December 31, 2023

Deferred contract costs and other	$290	$209
Rate case studies	150	166
Delaware rate proceedings	536	355
Deferred income taxes	429	444
Debt related costs	4,057	4,322
Deferred costs affiliated interest agreement	1,068	1,110
Goodwill	253	258
Deferred acquisition and franchise costs – Maryland	398	425
Deferred acquisition costs – Delaware	234	–
Deferred acquisition adjustments – Delaware	3,377	–
Unrecovered reserve for depreciation	4,081	–
	$14,873	$7,289

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

Deferred settlement refunds consist of reimbursements from the Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Three installments for approximately $2.5 million each were paid in August 2022, July 2023 and July 2024.  The final $2.5 million installment payment is due no later than July 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements will be applied to current and future customer bills in annual installments.  The first three refunds occurred in October 2022, August 2023 and August 2024.  The final customer refund will occur no later than August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording 2022 and future recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

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

Regulatory liabilities comprise:
	(in thousands)
	September 30, 2024	December 31, 2023

Utility plant retirement cost obligation	$310	$—
Deferred settlement refunds	2,495	4,991
Deferred income taxes (related to TCJA)	27,817	20,685
	$30,622	$25,676

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

On June 12, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 0.34%, effective July 1, 2024, which is subject to periodic audit by the DEPSC.  Effective January 1, 2021, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  The January 1, 2021 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on November 28, 2023.  For both the three and nine months ended September 30, 2024, we earned approximately $0.1 million in DSIC revenue.  For the three and nine months ended September 30, 2023, we earned approximately $1.4 million and $3.9 million in DSIC revenue.

NOTE 14 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Weighted average common shares outstanding during the period for basic computation	10,297	10,276	10,293	9,929
Dilutive effect of employee stock options and awards	1	3	1	4

Weighted average common shares outstanding during the period for diluted computation	10,298	10,279	10,294	9,933

For the three and nine months ended September 30, 2024 and 2023, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock and 1,040,000 authorized shares of Class B Stock. As of September 30, 2024, 9,416,339 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2023, 9,395,541 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.15 and $23.00 at September 30, 2024 and December 31, 2023, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on September 30, 2024 and December 31, 2023, respectively.

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

Several of the water systems of Artesian Resources’ subsidiaries are eligible claimants in the MDL class action settlement designed to resolve claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the settlement agreement of settling defendants Tyco Fire Products LP and Chemguard, Inc. (the “Tyco Settlement”).  The Tyco Settlement is not yet effective.  The deadline for eligible claimants to submit requests for exclusion from the settlement was September 23, 2024; Artesian Resources’ subsidiaries have elected to remain in the settlement class.  The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

Several of the water systems of Artesian Resources’ subsidiaries may be eligible claimants in the MDL class action settlement designed to resolve claims for PFAS contamination in Public Water Systems’ Drinking Water, as those terms are defined in the settlement agreement of settling defendant BASF Corporation (the “BASF Settlement”).  The BASF Settlement is not yet effective.  The deadline for eligible claimants to submit requests for exclusion from the settlement was October 15, 2024; Artesian Resources’ subsidiaries have elected to remain in the settlement class.   The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The Regulated Utility segment includes inter-segment costs related to leased office space provided by one non-utility business, calculated on the lower of cost or market method, which are eliminated to reconcile to the  Condensed Consolidated Statements of Operations.  The Regulated Utility segment also allocates certain corporate costs to the non-utility businesses.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of September 30, 2024 and September 30, 2023.

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Regulated Utility	$27,450	$24,877	$76,080	$69,377
Other (non-utility)	1,751	1,747	5,198	5,101
Inter-segment elimination	(59)	(54)	(176)	(161)
Consolidated Revenues	$29,142	$26,570	$81,102	$74,317

Operating Income:
Regulated Utility	$8,289	$6,387	$19,555	$16,104
Other (non-utility)	301	274	953	828
Consolidated Operating Income	$8,590	$6,661	$20,508	$16,932

Income Taxes:
Regulated Utility	$2,147	$1,929	$5,298	$4,300
Other (non-utility)	208	320	684	856
Consolidated Income Taxes	$2,355	$2,249	$5,982	$5,156

	September 30, 2024	December 31, 2023
Assets:
Regulated Utility	$781,225	$760,339
Other (non-utility)	14,795	6,493
Consolidated Assets	$796,020	$766,832

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any future rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2024

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.6% of total operating revenues for the nine months ended September 30, 2024 and 93.2% for the nine months ended September 30, 2023.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2024, the number of metered water customers in Delaware increased approximately 1.5% compared to September 30, 2023.  The number of metered water customers in Maryland increased approximately 2.4% compared to September 30, 2023.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2023.  For the nine months ended September 30, 2024, approximately 7.1 billion gallons of water were distributed in our Delaware systems and approximately 83.2 million gallons of water were distributed in our Maryland systems.

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

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of September 30, 2024, the number of Delaware wastewater customers increased approximately 6.4% compared to September 30, 2023.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers, the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of September 30, 2024, customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.3%, 2.4% and 1.6%, respectively, compared to September 30, 2023.

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

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control for and has commenced construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  Under its previous permit, SRRF provided solely land disposal services for a single commercial processing and treatment plant.  Under its new permit, SRRF will continue providing those disposal services alongside the new treatment plant. The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure.

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

In our non-utility subsidiaries, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  We also anticipate continued growth due to our water, sewer and internal SLP Plans.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which allows for construction of a water treatment facility and wastewater treatment facility.

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

The Lead and Copper Rule, or LCR, is a federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The LCR limits the levels of lead and copper in water by improving water treatment, testing for lead and copper at customer taps, and eliminating the water supply as a significant source of lead and copper.  The EPA published a revised LCR in 2021, or LCR Revisions, to provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water.  Implementation of the revised rule is intended to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule is anticipated to accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We have filed all required Lead Service Line Inventories by the October 16, 2024 deadline and are fully compliant with the LCR Revisions.

On October, 8, 2024, the EPA announced the new final regulations requiring the removal of lead water lines.  The EPA’s rule, known as the Lead and Copper Rule Improvements, or LCRI, requires all public water systems to remove lead service lines within 10 years, among other changes to regulations in the EPA’s LCR.  The service lines connect a home’s plumbing system to a public water system’s main water line.  The LCRI specifies that the water provider will cover the cost for replacements of the customer’s service line up to the first fitting inside the structure being served.  Capital investment and operating costs incurred by water utilities for customer-side pipe replacements are typically recoverable in water rates charged to customers as approved by the applicable public service commission.

Results of Operations – Analysis of the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

Operating Revenues

Revenues totaled $29.1 million for the three months ended September 30, 2024, $2.6 million, or 9.7%, more than revenues for the three months ended September 30, 2023.

Water sales revenue increased $2.5 million, or 11.3%, for the three months ended September 30, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of 14.6% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law.  These temporary rates were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase of approximately 15.2%, with a rate effective date of June 12, 2024.  The increase in both temporary rates and final approved customer base rates was partially offset by the Company’s DSIC rate of 7.50% resetting to zero upon implementation of the temporary rate increase.  In addition, there was an increase in overall water consumption due to drier weather experienced during the three months ended September 30, 2024 compared to the same period in 2023 and an increase in the number of customers served.  We realized 82.7% and 81.5% of our total operating revenue for the three months ended September 30, 2024 and September 30, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.1 million, or 3.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.  This increase is primarily due to an increase in wastewater revenue associated with an increase in the number of customers served.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 4.9%, for the three months ended September 30, 2024 compared to the same period in 2023.

Utility operating expenses increased $0.5 million, or 4.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.  The increase in utility operating expenses consist of a $0.1 million increase in each of purchased power costs, purchased water costs, supply and treatment costs, administrative costs and transmission, distribution and collection system costs.

Non-utility operating expenses increased $0.1 million, or 8.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2024.  This increase is primarily due to an increase in and the timing of plumbing repair costs associated with the SLP Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 51.2% for the three months ended September 30, 2024, compared to 53.5% for the three months ended September 30, 2023.

Depreciation and amortization expense decreased $0.2 million, or 4.5%, primarily due to revised depreciation and amortization rates in utility plant as approved in the rate case effective June 12, 2024.  The decrease was partially offset by additional depreciation from continued investment in utility plant related to providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.1 million, or 4.7%, primarily due to higher pre-tax income in 2024 compared to 2023, partially offset by adjustments in 2023 related to the application of net operating loss valuation allowances.

Property and other taxes increased $0.1 million, or 4.6%, primarily due to an increase in New Castle County, Delaware tax rates on utility plant, an increase in utility plant subject to taxation and an increase in payroll taxes.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income decreased $0.2 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the three months ended September 30, 2024 compared to the same period in 2023.

Net Income

Our net income applicable to common stock increased $1.7 million, or 34.4%.  Total operating revenues increased $2.6 million, offset by a $0.2 million decrease in other income and a $0.7 million increase in total operating expenses.

Results of Operations – Analysis of the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

Operating Revenues

Revenues totaled $81.1 million for the nine months ended September 30, 2024, $6.8 million, or 9.1%, more than revenues for the nine months ended September 30, 2023.

Water sales revenue increased $6.1 million, or 10.2%, for the nine months ended September 30, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of 14.6% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law.  These temporary rates were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase of approximately 15.2%, with a rate effective date of June 12, 2024.  The increase in both temporary rates and final approved customer base rates was partially offset by the Company’s DSIC rate of 7.50% resetting to zero upon implementation of the temporary rate increase.  In addition, there was an increase in overall water consumption due to drier weather experienced during the nine months ended September 30, 2024 compared to the same period in 2023 and an increase in the number of customers served.  We realized 81.9% and 81.1% of our total operating revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.6 million, or 6.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  This increase is primarily due to an increase in wastewater revenue associated with an increase in the number of customers served.

Non-utility operating revenue increased approximately $0.1 million, or 1.7%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in SLP Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $2.1 million, or 4.9%, for the nine months ended September 30, 2024 compared to the same period in 2023.

Utility operating expenses increased $1.8 million, or 5.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  The increase in utility operating expenses consists of a $0.7 million increase in supply and treatment costs, a $0.5 million increase in payroll and employee benefits costs, a $0.2 million increase in each of purchased power costs and administrative costs, and a $0.1 million increase in each of purchased water costs and transmission, distribution and collection system costs.

Non-utility operating expenses increased $0.1 million, or 4.4%, primarily due to an increase in and the timing of plumbing repair costs associated with the SLP Plans.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.8% for the nine months ended September 30, 2024, compared to 57.0% for the nine months ended September 30, 2023.

Depreciation and amortization expense increased $0.3 million, or 3.0%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.8 million, or 16.0%, primarily due to higher pre-tax income in 2024 compared to 2023, partially offset by adjustments in 2023 related to the application of net operating loss valuation allowances.

Property and other taxes increased $0.2 million, or 3.8%, primarily due to an increase in New Castle County, Delaware tax rates on utility plant, an increase in utility plant subject to taxation and an increase in payroll taxes.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income decreased $0.7 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the nine months ended September 30, 2024 compared to the same period in 2023.

Interest Charges

Interest charges decreased $0.4 million, primarily due to a decrease in short-term debt interest related to lower borrowing levels on the Company’s lines of credit.

Net Income

Our net income applicable to common stock increased $3.3 million, or 25.2%.  Total operating revenues increased $6.8 million and interest charges decreased $0.4 million, offset by a $3.2 million increase in total operating expenses and a $0.7 million decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2024 were $30.1 million of cash provided by operating activities and $14.2 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the nine months ended September 30, 2024 was $30.1 million provided by cash flow from operating activities, compared to $23.4 million for the nine months ended September 30, 2023.  The increase in cash flows from operating activities is primarily due to changes in net income, income tax receivable, and materials and supplies.  Cash flows from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first nine months of 2024 were $30.9 million compared to $48.8 million during the same period in 2023.  During the first nine months of 2024, these investments include relocation of facilities as a result of government mandates, renewals associated with the rehabilitation of aging infrastructure, installation of new main, purchase of new transportation equipment, upgrading and automating our meter reading equipment, construction of a new wastewater treatment plant and upgrading existing pumping stations to better serve our customers.  Developers contributed $10.1 million of these total investments during the first nine months of 2024.

Financing Activities

For the nine months ended September 30, 2024, cash flows provided by financing activities were $8.4 million, compared to $30.6 million for the nine months ended September 30, 2023.  Our primary source of liquidity from financing activities for the nine months ended September 30, 2024 was $14.2 million in net contributions and advances from developers and $0.8 million from the issuance of long-term debt.  Cash flows provided by financing activities decreased due to the net proceeds from the issuance of Class A Stock in May 2023 and June 2023 as well as decreased contributions in aid of construction and borrowings on lines of credit.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At September 30, 2024, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2024, there was $40.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 19, 2025 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2024, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2024, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2025.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,870	$15,659	$39,045	$198,313	$260,887
State revolving fund loans (principal and interest)	1,222	2,130	2,130	9,797	15,279
Promissory note (principal and interest)	962	1,924	1,924	8,930	13,740
Asset purchase contractual obligation (principal and interest)	333	647	---	---	980
Lines of credit	---	---	---	---	---
Operating leases	35	70	58	1,424	1,587
Operating agreements	77	114	96	705	992
Unconditional purchase obligations	912	1,223	114	270	2,519
Tank painting contractual obligation	470	---	---	---	470
Total contractual cash obligations	$11,881	$21,767	$43,367	$219,439	$296,454

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of September 30, 2024, we were in compliance with these covenants.

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

The asset purchase contractual obligation is related to the purchase of substantially all of the water operating assets from the Town of Clayton in May 2022, by Artesian Water.  The total purchase price was $5.0 million.  At closing, Artesian Water paid approximately $3.4 million.  The balance is payable in five equal annual installments on the anniversary date of the closing date.  Each annual installment is payable with interest at an annual rate of 2.0%.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2024 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of September 30, 2024 there were no outstanding balances on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) The Board of Directors (the “Board”) of Artesian Resources Corporation (the “Company”) approved amendments to the Company’s By-laws (as amended and restated, the “By-laws”), which became effective on November 4, 2024. The amendments to the By-laws were focused on updating definitions relating to the advance notice provisions provided for in Article 1, Section 1.

The amendments to the advance notice provisions of the By-laws did not change the deadline by which stockholders must submit stockholder proposals and director nominations for consideration at a meeting of stockholders.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

ITEM 6 - EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated By-laws of Artesian Resources Corporation.
31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350). **

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 8, 2024	By:	/s/ DIAN C. TAYLOR
Dian C. Taylor (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ DAVID B. SPACHT
David B. Spacht (Principal Financial Officer)

*   Filed herewith
** Furnished herewith