Form 10-K
period 2024-12-31
ARTESIAN RESOURCES CORP
filed 2025-03-26
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
  ☐ Yes ☑ No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2024 was $318,891,604 and $9,072,662, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2024, which trade date was June 30, 2024.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2024, which trade date was June 26, 2024.

As of March 21, 2025, 9,421,542 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  They include, but are not limited to, the statements below:
-	general economic, employment and business conditions, including with respect to the potential impact of inflation, tariffs, trade wars and/or recession;
-	material costs and availability;
-	consumer and producer price inflation;
-	the impact of recent acquisitions on our ability to expand and foster relationships;
-	strategic plans for goals, priorities, growth and expansion;
-	expectations for our water and wastewater subsidiaries and non-utility subsidiaries;
-	customer base growth opportunities in Delaware and Cecil County, Maryland;
-	our belief regarding the timing and results of our rate requests;
-	our belief regarding our capacity to provide water services for the foreseeable future to our customers;
-
our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations and the Lead and Copper Rule Improvements;

-	our expectation of the timing of decisions by regulatory authorities;
-	our belief regarding the success of any future rate increase request;
-	the impact of weather and climate change on our operations;
-	the execution of our strategic initiatives;
-	regulatory delays or uncertainty;
-	our expectation regarding the timing for construction on new projects;
-	our expectation relating to the adoption of recent accounting pronouncements;
-	contract operations opportunities;
-	legal proceedings;
-	our properties;
-	deferred tax assets;
-	the adequacy of our available sources of financing;
-	the expected recovery of expenses related to our long-term debt;
-	our expectation to be in compliance with financial covenants in our debt instruments;
-	our ability to refinance our debt as it comes due;
-	our ability to adjust our debt level, interest rate, maturity schedule and structure;
-	the timing and terms of renewals of our lines of credit;
-	changes in interest rates;
-	plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
-	anticipated growth in our non-utility subsidiaries;
-	anticipated investments in certain of our facilities and systems and the sources of funding for such investments;
-	sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs; and
-	the specific and overall impacts of global pandemics on our financial condition and results of operations.

Certain factors, as discussed under Item 1A - Risk Factors, that could cause results to differ materially from those in the forward-looking statements include, but are not limited to:
-	changes in weather and climate;
-	changes in our contractual obligations;
-	ability to sufficiently control certain operating expenses which are necessary to provide public utility services;
-	changes in government policies;
-	costs and timely availability of materials and supplies for essential infrastructure projects and operations;
-	the timing and results of our rate requests;
-	delays in or failure to receive regulatory approvals;
-	government or regulatory shutdowns or defunding;
-	cyber-attacks;
-	changes in economic and market conditions generally;
-	effectiveness of internal control over financial reporting;
-	unexpected events, restrictions and policies related to a public health crisis; and
-	other matters discussed elsewhere in this Annual Report on Form 10-K.

While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so, except as may be required under applicable securities laws, and you should not rely on any forward-looking statement as a representation of the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General Information

Artesian Resources Corporation, or Artesian Resources, is a Delaware corporation incorporated in 1927, that is the holding company of seven wholly-owned subsidiaries offering water, wastewater and other services in Delaware, Maryland and Pennsylvania.  The Company’s principal executive offices are located at 664 Churchmans Road, Newark, Delaware 19702.  Our principal subsidiary, Artesian Water Company, Inc., is the oldest and largest investor-owned public water utility on the Delmarva Peninsula and has been providing superior water service since 1905.  We distribute and sell water, including water for public and private fire protection, to residential, commercial, industrial, municipal and utility customers in the states of Delaware, Maryland and Pennsylvania.  We provide wastewater services to customers in Delaware. In addition, we provide contract water and wastewater operations, and water, sewer and internal Service Line Protection Plans.  Our Class A Non-Voting Common Stock is listed on the Nasdaq Global Select Market and trades under the symbol “ARTNA.”  Our Class B Common Stock trades on the Nasdaq’s OTC Bulletin Board under the symbol “ARTNB.”

Artesian Resources is the holding company of five regulated public utilities: Artesian Water Company, Inc., or Artesian Water, Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, Artesian Water Maryland, Inc., or Artesian Water Maryland, Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, and Artesian Wastewater Management, Inc., or Artesian Wastewater, along with its wholly-owned subsidiary Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI; and two non-utility subsidiaries: Artesian Utility Development, Inc., or Artesian Utility, and Artesian Development Corporation, or Artesian Development.  The terms “we,” “our,” “Artesian,” and the “Company” as used herein refer to Artesian Resources and its subsidiaries.  The business activity conducted by each of our subsidiaries is discussed below under separate headings.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 310 square miles of exclusive water service territory, most of which is in Delaware with some territory being in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 145 square miles and 80,100 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  We hold CPCNs for approximately 61 square miles of wastewater service territory located in Sussex County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we anticipate we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 81.6% of our 2024 consolidated operating revenues.  In May 2022, Artesian Water completed its purchase of substantially all of the water operating assets from the Town of Clayton, or Clayton, a Delaware municipality located in Kent County, Delaware.  This purchase agreement is discussed further in the “Strategic Direction and Recent Developments” section.

We derive about 92% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 8% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards.  Additionally, a corrosion inhibitor is added to our self-supplied groundwater and to supply from interconnections.  We have 62 different water treatment facilities in our Delaware systems.  All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers.  Nearly 95% of the overall 9.4 billion gallons of water we distributed in all of our Delaware systems during 2024 came from our groundwater wells, while the remaining 5% came from interconnections with other utilities and municipalities.  In Delaware in 2024, we pumped an average of 24.9 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 0.9 mgd from interconnections.  Our peak water supply capacity currently is approximately 57.7 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 24 interconnections with three neighboring water utilities and seven municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority, which is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which currently requires us to purchase a minimum of 0.5 million gallons of water per day.  Artesian’s capital investments in self-sufficiency of water supply facilitated a reduction in the minimum amount of water required to be purchased under the current contract compared to previous contracted requirements.

As of December 31, 2024, we were serving customers through approximately 1,491 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

The majority of the 0.1 billion gallons of water we distributed in all of our Maryland systems during 2024 came from our groundwater wells, while a portion came from treated surface water.  We have ten separate water treatment facilities in our Maryland systems.  We have one surface water treatment facility located in Cecil County, Maryland, with the current ability to treat up to 1.0 mgd from an intake in the Susquehanna River that is permitted a withdrawal of a maximum of 5.0 mgd and a daily average of 3.5 mgd.  Our total peak water supply capacity in Cecil County, Maryland currently is approximately 2.0 mgd.  We have 9 storage tanks capable of storing approximately 2.5 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

Artesian Wastewater owns and operates four wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 2.3 mgd.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County.  Artesian Wastewater also owns and operates a disposal facility that includes a 90-million-gallon storage lagoon and spray irrigation to agricultural land.  This facility provides treated process wastewater disposal services for an industrial customer at a rate up to 1.5 mgd.

TESI

Artesian Wastewater operates as the parent holding company of TESI.  TESI was incorporated in 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware, including all residents within the Town of Milton, as a regulated public wastewater service company.

TESI owns and operates five wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 35.2 mgd.

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

As required by the Safe Drinking Water Act, the EPA establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  Water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  The Company has installed treatment for PFAS at several wellfields to date and has included installation of treatment at additional locations in 2025 in its capital budget, with any remaining necessary treatment planned to be installed before 2029.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 16 – Legal Proceedings.

The Lead and Copper Rule, or LCR, is a federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer's tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The LCR limits the levels of lead and copper in water by improving water treatment, testing for lead and copper at customer taps, and eliminating the water supply as a significant source of lead and copper.  The EPA published a revised LCR in 2021, or LCR Revisions, to provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water.  Implementation of the revised rule is intended to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule is anticipated to accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We filed all required Lead Service Line Inventories by the October 16, 2024 deadline and are fully compliant with the LCR Revisions.

On October 8, 2024, the EPA announced the new final regulations requiring the removal of lead water lines.  The EPA’s rule, known as the Lead and Copper Rule Improvements, or LCRI, requires all public water systems to remove lead service lines within 10 years, among other changes to regulations in the EPA’s LCR.  The service lines connect a home’s plumbing system to a public water system’s main water line.  The LCRI specifies that the water provider will cover the cost for replacements of the customer’s service line up to the first fitting inside the structure being served.  Capital investment and operating costs incurred by water utilities for customer-side pipe replacements are typically recoverable in water rates charged to customers as approved by the applicable public service commission.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 144 operating and 62 observation and monitoring wells in our Delaware systems.  At December 31, 2024, we had allocation permits for 116 wells and had 25 wells that did not require a permit.

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

In March 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports.  The new rules enhance and standardize climate-related disclosures in an effort to provide investors with more consistent, comparable and reliable information about the impact of climate-related risks on registrants.  The rules require disclosure of greenhouse gas (GHG) emissions in annual reports and registration statements.  Additionally, all registrants would be required to provide numerous climate-related disclosures within their financial statements and elsewhere in their filings.  The new rules apply to companies on a phased-in basis, with the first compliance deadline for large accelerated filers required for fiscal year 2025 annual reports filed in 2026.  The next compliance deadline for accelerated filers is required for fiscal year 2026 annual reports filed in 2027.  Also in March 2024, the U.S. Fifth Circuit Court of Appeals granted a temporary stay of the rules pending judicial review, in response to a petition arguing, among other things, that the rules would cause irreparable harm and exceed the SEC's authority.  The Company is currently evaluating the impact of the rule changes.

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

Employees and Human Capital Resources

As of December 31, 2024, we operated with 245 full-time and 4 part-time employees.  Of these employees, 55 were officers and managers; 122 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 36 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 36 employees were administrative personnel.

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

While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules and our results of operations and financial condition.  We have been affected and could continue to be further affected, by supplier delays and increased costs, due to the impacts of inflation, tariffs, recession, and/or other macroeconomic factors, which are outside of our control and could affect our results of operations.  We are also dependent on the availability of electricity and purchased water at affordable prices.  While our electricity costs and purchased water costs are at fixed prices under contracts, after the expiration of these contracts, we may be required to pay higher electricity costs and purchased water costs.

We are subject to risks associated with the collection, treatment and disposal of wastewater.

Wastewater collection, treatment and disposal involve various unique risks.  If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to wildlife and economic damages, which may not be recoverable in fees.  This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect our business, results of operations and financial condition.  We also require pre-treatment by various industrial customers prior to receiving their wastewater for further treatment and disposal.  If those pre-treatment systems operated by others fail, or do not operate properly, they can impact our downstream facilities’ ability to meet their permit limitations.  If we fail to meet our permit limitations, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down.

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

Potential terrorist attacks, sabotage, or accidental damage by outside parties may disrupt our operations and adversely affect our business, operating results and financial condition.

We are subject to disruption of our water and wastewater systems, including as a result of vandalism, terrorism, sabotage and/or accidental damage by outside parties, any of which could cause an interruption in or contamination of water supply, and a reduction in water quality.  We have security measures in place at our facilities to reduce the possibility of occurrences of sabotage, vandalism, or terrorism and to secure our water and wastewater systems.  These security measures address water collection, pre-treatment, treatment, distribution, storage, wastewater disposal, electronic or automated systems, and the use, handling, delivery, and storage of all chemicals.  We also have programs in place to ensure employee awareness of potential threats.  We have and will continue to bear any increase in costs, most of which have been recoverable under state regulatory policies, for security precautions to protect our facilities, operations and supplies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, sabotage or other attacks on our water systems, should they occur.

Our water and wastewater systems are also subject to accidental damage from work being completed by outside parties not under the supervision or control of the Company.  Construction activities in the vicinities of our pipelines and other infrastructure can lead to damage which results in inadvertent discharge onto nearby properties, or into nearby streams and rivers, causing damage to persons or property, injury to wildlife and economic damages.  We could also incur repair and remediation costs, which may not be reimbursed or recoverable in water and wastewater rates.

We depend on the availability of capital for expansion, construction and maintenance. Weaknesses in capital and credit markets or increased interest rates may limit our access to capital.

Our ability to continue our expansion efforts and fund our utility construction and maintenance program depends on the availability of adequate capital.  There is no guarantee that we will be able to obtain sufficient capital in the future on favorable terms and conditions for expansion, construction and maintenance, as general macroeconomic conditions impacting the capital markets, including interest rates, are beyond our control.  In the event our lines of credit are not extended or we are unable to refinance our first mortgage bonds when due and the borrowings are called for payment, we will have to seek alternative financing sources, although there can be no assurance that these alternative financing sources will be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

We may be adversely affected by the implementation of new regulations, the reinterpretation or recission of existing regulations, or regulatory uncertainty. Changes in local, state or federal policy or administrative priorities could adversely affect our business.

As a regulated utility, we are subject to regulation at the federal, state and local level.  We have made significant capital expenditures to adhere to regulations imposed by such authorities and expect to continue to make capital expenditures in the future to adhere to such regulations.  Changes in local, state or federal administrative policy or priorities could affect the possible interpretation of existing regulations or such authorities may impose new rules and regulatory requirements.  New administrations could also eliminate proposed rules and reverse final policies of prior administrations, which could lead to conflict between federal and state regulations and regulatory uncertainty, which could cause us to reevaluate our strategic priorities and capital expenditures or otherwise impact our business operations.  The impact of any regulatory requirement changes are unpredictable, and could materially and adversely affect our business, financial position and results of operations.

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

Though we have not as of the date of this report identified or experienced any particular material impact, whether singular or in combination, to our consolidated financial statements from climate change or the associated regulatory, physical, and other risks discussed above, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage any of them to the extent they may arise.  In addition, the SEC has previously issued extensive climate-related disclosure rules. Although these rules are currently stayed, if adopted in the future, such rules would likely result in increased compliance costs and capital expenditures.

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

We could be adversely impacted by macroeconomic factors outside of our control, including but not limited to inflation, interest rates, tariffs, trade wars and/or recession.

We have been affected and could continue to be affected by increased costs for items such as, among others, materials for capital expenditures, fuel, and treatment chemicals, due to the impacts of inflation.  If inflation increases significantly, as a result of increased interest rates, tariffs, trade wars, or otherwise, we may seek to increase our rates charged to customers.  We can provide no assurances that any future rate increase request will be approved by the applicable regulatory authority, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of such inflationary pressure could adversely affect our results of operations, financial position or cash flows.

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

Risk Related to Cybersecurity and Technology

We are dependent on the continuous and reliable operation of our information technology systems that require potentially costly maintenance, and could become subject to cyberattacks disrupting our operations.

We rely on our information technology systems to manage operation of our business.  Specifically, our business relies on various technology systems, including but not limited to those associated with customer information, financial reporting, asset and inventory management, facility operations and monitoring , human resources and accounts receivable.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, human error or acts of war or terrorism, sabotage, theft or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our business and results of operations.

Cyberattacks on utility companies have been increasing in recent years, with recent reports that at least one U.S. water utility has experienced widespread outages as a result of such an attack.  To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company.  Despite our efforts, a cyberattack, if it occurred, could cause water or wastewater system operational complications, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer or other confidential information.  Possible impacts associated with a cyberattack could also include remediation costs related to lost, stolen, or compromised data, repairs to information technology and data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for water and wastewater utility providers, and litigation.  We feel we have adequate cybersecurity insurance coverage to mitigate the cost of any such cyberattack; however, a possible cyberattack could affect our operations and have a material adverse effect on our business and results of operations.  We have implemented, and will continue to internally monitor and manage, business processes to support our cybersecurity program.  For additional information concerning the Company’s cybersecurity program, see Item 1C - Cybersecurity.

Risk Associated with Managing our Business, Including Employees and Our Reputation

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

We depend on our ability to attract and retain qualified, skilled employees and independent contractors.

We depend on our ability to attract and retain qualified talent, including full-time and part-time employees, managers, management team, and independent contractors.  If we are unable to attract and retain such individuals, we may be unable to maintain our ability to meet performance targets, customer demands and expectations or successfully expand and grow our business.  Changes in the job market may increase labor costs and could adversely affect our business, results of operations, cash flows and financial condition.

Employee and independent contractor misconduct could harm us by subjecting us to legal liability and reputational harm.

There is a risk that our employees or independent contractors engage in misconduct that adversely affects our business.  Misconduct could subject us to regulatory investigations, legal liabilities or penalties and we could suffer harm to our reputation, financial position, and the trading price of our common stock.  We also face the risk that our employees engage in work place misconduct, despite our implementation of policies and training to prevent and detect misconduct.  Such misconduct could negatively harm our reputation or impair our ability to attract and retain qualified, skilled employees.  If our employees engage in misconduct, our business could be materially adversely affected.

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

Holders of Class A Non-Voting Common Stock have no voting rights.  As a result, holders of Class A Non-Voting Common Stock will not have any ability to influence stockholder decisions and the principal holders of Class B Common Stock have significant control over the outcome of most fundamental corporate matters.

We have two classes of common stock, Class A Non-Voting Common Stock and Class B Common Stock. Under our Restated Certificate of Incorporation, the right to vote for the election of directors and other stockholder matters is exercised exclusively by the holders of Class B Common Stock.  The holders of our Class A Non-Voting Common Stock do not have voting rights on any matters that are submitted to a vote of stockholders, including with respect to the election of directors and other matters voted upon by stockholders, except as required by the Delaware General Corporation Law.  As a result, the principal stockholders of Class B Common Stock have significant control over the outcome of most fundamental corporate matters.  There are no agreements among the holders of Class B Common Stock or with the Company that restrict the transfer of shares of Class B Common Stock which could result in significant ownership of shares of Class B Common Stock being held by others who are not currently principal holders.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures, compromised sensitive corporate or customer data, and/or resulted in significant financial damages.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization. In addition, there have been reports of other water utility companies being subjected to such attacks, resulting in widespread operational outages.

Risk Management and Strategy

We have implemented security measures and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks. All employees receive cybersecurity training and other education regarding their use of computers, information technology, and sensitive data.

We utilize third parties to support our information technology, or IT, resources, including disaster recovery intended to safeguard our ability to access and use our IT resources during a disaster or cyber incident.  Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers. Our cybersecurity management process consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing. We have installed and utilize enterprise scale technology to support an appropriate cybersecurity posture including: endpoint detection and response, firewalls, security information and event management, email security, multifactor authentication, and vulnerability management.  We receive cybersecurity related alerts from our membership in a number of industry groups.  These alerts are evaluated and in the event an alert requires action within our environment, such actions are taken promptly. Our process and cybersecurity posture are refined based on the results of periodic third party cybersecurity assessments.  We engage with the Cybersecurity and Infrastructure Security Agency through their cyber hygiene service offerings.  Cybersecurity is addressed in IT’s reports to the Corporate Automation Steering Committee, which consists of all Officers and the Director of Customer Service, as well as in IT’s reports to the Board of Directors.  Should a cyber event occur, depending on the severity of an event, our cyber incident reporting process includes informing, as early as practicable, our senior corporate management.

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

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2024.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years) Effective June 12, 2024	December 31, 2024
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	30,320
Pumping and water treatment plant	15-64	130,226
Transmission and distribution plant
Mains	73-81	390,741
Services	39-58	63,613
Storage tanks	70-76	39,760
Meters	16-26	30,223
Hydrants	60-68	20,158
General plant	5-81	59,634

Utility plant in service-Wastewater
Intangible plant	---	116
Treatment and disposal plant	20-81	71,332
Collection mains and lift stations	70-81	57,084
General plant	5-31	2,632

Property held for future use	---	3,742
Construction work in progress	---	39,718
		939,439
Less – accumulated depreciation		192,253
		$747,186

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds.  As of December 31, 2024, no other water utility plant has been pledged as security for loans.  Two parcels of land held by Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater industry practice.  We believe that all of our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Notes to Consolidated Financial Statements – Note 16 – Legal Proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Non-Voting Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 20, 2025, the last closing sale price as reported by the Nasdaq Global Select Market was $31.36 per share.  As of March 20, 2025 there were 480 holders of record of the Class A Non-Voting Stock. The stockholders of Class A Non-Voting Stock are entitled to receive dividends when they are declared by the Board of Directors.  The Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  See the Consolidated Financial Statements for additional information regarding the Company’s dividend history.

The intraday high and low Nasdaq Global Select Market prices on the Class A Non-Voting Stock for each quarter during the past two years were:

	Stock Price
	High	Low
2024
First Quarter	$41.73	$33.84
Second Quarter	$41.29	$33.34
Third Quarter	$41.29	$34.96
Fourth Quarter	$37.35	$30.99

2023
First Quarter	$63.00	$51.30
Second Quarter	$58.41	$46.37
Third Quarter	$49.73	$41.26
Fourth Quarter	$44.78	$38.76

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 20, 2025, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $31.61 per share on March 19, 2025.  As of March 20, 2025, there were 134 holders of record of the Class B Stock.  Shares of Class B Stock are paid the same dividend as the shares of the Class A Non-Voting Stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024 we did not issue any unregistered shares of our Class A Non-Voting Stock or Class B Stock.

The following graph compares the percentage change in cumulative shareholder return on the Company’s Class A Non-Voting Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies.  The graph covers the period from December 2019 (assuming a $100 investment on December 31, 2019, and the reinvestment of any dividends) through December 2024:

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2019	2020	2021	2022	2023	2024
Artesian Resources Corporation	100	102.47	131.39	169.87	122.94	96.87
S&P 500 Index	100	118.40	152.39	124.79	157.69	197.02
Peer Group	100	115.32	142.97	122.40	105.25	100.73

The Peer Group includes American States Water Company, American Water Works Company, Inc., Essential Utilities, Inc., California Water Service Group, Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.5% of total operating revenues for the year ended December 31, 2024 and 93.1% for the year ended December 31, 2023.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2024, the number of metered water customers in Delaware increased approximately 1.6% compared to December 31, 2023.  The number of metered water customers in Maryland increased approximately 2.3% compared to December 31, 2023.  The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2023.  For the year ended December 31, 2024, approximately 9.4 billion gallons of water were distributed in our Delaware systems and approximately 106.7 million gallons of water were distributed in our Maryland systems.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of December 31, 2024, the number of Delaware wastewater customers increased approximately 6.5% compared to December 31, 2023.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2024, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 3.1%, 4.0% and 2.2%, respectively, compared to December 31, 2023.

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

Our ability to develop partnerships with various county governments, municipalities and developers has provided a number of opportunities.  In recent years, we have completed several acquisitions including asset purchase agreements with municipal and developer/homeowner association operated systems.

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

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control for construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  Under its previous permit, SRRF provided solely land disposal services for a single commercial processing and treatment plant.  Under its new permit, SRRF will continue providing those disposal services alongside the new treatment plant. The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure and is expected to be completed by the third quarter of 2025.

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

Revenues

We record water service revenue, including amounts billed to customers, on a cycle basis and unbilled amounts based upon estimated usage from the date of the last meter reading to the end of the accounting period.  As actual usage amounts are received, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, using one of three methods: the previous year’s consumption in the same period, the previous billing period’s consumption, or averaging.  While actual usage for individual customers may differ from the estimate, we believe the overall total estimate of consumption and revenue for the fiscal period will not differ materially from actual billed consumption.

Deferred income taxes

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

Results of Operations

2024 Compared to 2023

Operating Revenues

Revenues totaled $108.0 million for the year ended December 31, 2024, an increase of $9.1 million, or 9.2%, over the revenues for the year ended December 31, 2023.

Water sales revenue increased $8.0 million, or 10.1%, for the year ended December 31, 2024 from the corresponding period in 2023, primarily as a result of a temporary rate increase of 14.6% of gross water sales placed into effect on November 28, 2023, as permitted under Delaware law.  These temporary rates were replaced with the final approved rates pursuant to a DEPSC order that authorized a total increase of approximately 15.2%, which went into effect on June 12, 2024.  The increase in both temporary rates and final approved customer base rates was partially offset by the Company’s DSIC rate of 7.50% resetting to zero upon implementation of the temporary rate increase.  In addition, there was an increase in overall water consumption due to drier weather experienced during the year ended December 31, 2024 compared to the same period in 2023 and an increase in the number of customers served.  We realized 81.6% and 81.0% of our total operating revenue for the years ended December 31, 2024 and December 31, 2023, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.9 million, or 7.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.  This increase is primarily due to an increase in wastewater revenue associated with an increase in the number of customers served.

Non-utility operating revenue increased approximately $0.1 million, or 1.7%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in SLP Plan revenue, partially offset by a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure that was mostly completed in prior years.

Percentage of Operating Revenues
	2024	2023	2022
Water Sales
Residential	50.1%	50.1%	48.7%
Commercial	18.0	17.9	17.6
Government and Other	13.5	13.0	12.9
Other utility operating revenues	12.1	12.3	11.6
Non-utility operating revenues	6.3	6.7	9.2
Total	100.0%	100.0%	100.0%

Residential

Residential water service revenues in 2024 amounted to $53.9 million, an increase of $4.4 million, or 8.8%, above the $49.6 million recorded in 2023, primarily due to a rate increase placed into effect on November 28, 2023 and an increase in overall water consumption.  The volume of water sold to residential customers increased to 4,522 million gallons in 2024 compared to 4,340 million gallons in 2023, a 4.2% increase.  The number of residential customers served increased by approximately 1,500, or 1.7%, in 2024.

Commercial

Water service revenues from commercial customers in 2024 amounted to $19.4 million, an increase of $1.8 million, or 10.1%, above the  $17.6 million in 2023, primarily due to a rate increase placed into effect on November 28, 2023.  The volume of water sold to commercial customers increased to 2,277 million gallons in 2024 compared to 2,231 million gallons sold in 2023, an increase of 2.1%.

Government and Other

Government and other water service revenues in 2024 amounted to $14.7 million, an increase of $1.9 million, or 14.8%, above the $12.8 million in 2023, primarily due to a rate increase placed into effect on November 28, 2023 and an increase in overall water consumption.  The volume of water sold to government and other customers increased to 1,320 million gallons in 2024 compared to 1,260 million gallons in 2023, an increase of 4.8%.

Other Utility Operating Revenue

Other utility operating revenue, derived from regulated wastewater services, contract operations, antenna leases on water tanks, finance/service charges, wastewater customer service revenues and industrial wastewater service revenues, increased 7.7%, to $13.1 million in 2024, from $12.2 million in 2023.  This increase is primarily due to an increase in wastewater revenue associated with an increase in the number of customers served.

Non-Utility Operating Revenue

Non-utility operating revenue, derived from non-regulated water and wastewater operations, increased by 1.7%, to $6.7 million in 2024 from $6.6 million in 2023.  This increase is primarily due to an increase in SLP Plan revenue, partially offset by a decrease in contract service revenue related to a contract for the design and construction of wastewater infrastructure that was mostly completed in prior years.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $4.1 million, or 7.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Utility operating expenses increased $3.6 million, or 7.8%.  The increase in utility operating expenses consists of a $1.1 million increase in supply and treatment costs, a $0.9 million increase in payroll and employee benefits costs, a $0.5 million increase in each of transmission, distribution and collection system costs and administrative costs, a $0.3 million increase in purchased power costs and a $0.2 million increase in purchased water costs.

Non-utility operating expenses increased $0.3 million, or 7.1%, primarily due to an increase in plumbing repair costs associated with the SLP Plans and an increase in payroll and employee benefits costs.

Property and other taxes increased $0.2 million, or 3.6%, primarily due to an increase in New Castle County, Delaware tax rates on utility plant, an increase in utility plant subject to taxation and an increase in payroll taxes.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Percentage of Operating and Maintenance Expenses
	2024	2023	2022
Payroll and Associated Expenses	47.7%	49.5%	47.5%
Administrative	16.7	16.9	15.3
Supply and Treatment	13.3	11.9	10.8
Purchased Power	5.8	5.7	5.2
Transmission, Distribution and Collection	5.1	4.6	4.1
Purchased Water	2.8	2.7	3.6
Non-utility Operating	8.6	8.7	13.5
Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 56.4% for the year ended December 31, 2024, compared to 57.4% for the year ended December 31, 2023.

Depreciation and amortization expense increased $0.3 million, or 2.2%, primarily due to continued investment in utility plant providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $1.0 million, or 15.2%, primarily due to higher pre-tax income, lower state net operating loss valuation allowance, and higher regulatory deferred income tax amortization in 2024 compared to 2023.

Other Income

Other income decreased $0.4 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC for the twelve months ended December 31, 2024 compared to the same period in 2023.

Interest Charges

Interest charges decreased $0.4 million, primarily due to a decrease in short-term debt interest related to lower borrowing levels on the Company’s lines of credit.

Net Income

Our net income applicable to common stock increased $3.7 million, or 22.1%.  Total revenue increased $9.1 million and interest charges decreased $0.4 million, offset by a $5.4 million increase in total operating expenses and $0.4 million decrease in other income.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2023 and 2022 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2024 were $36.8 million of cash provided by operating activities and $20.4 million in net contributions and advances from developers.  Funds from these liquidity sources were used to invest $45.9 million in capital expenditures and to pay dividends of approximately $12.2 million.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

We expect that our net investments in utility plant in 2025 will be approximately $46.4 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, elevated storage tank agreements and water service interconnection agreements for 2025 are anticipated to be approximately $11.6 million.

Operating Activities

One of our primary sources of liquidity for the year ended December 31, 2024 was $36.8 million provided by cash flow from operating activities, compared to $31.9 million for the year ended December 31, 2023.  The increase in cash flows from operating activities is primarily due to changes in net income, materials and supplies, and income tax receivable.  Cash flows from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2024 was to continue to provide high quality, reliable service to our growing service territory.  Capital expenditures during 2024 were $45.9 million compared to $62.2 million invested during the same period in 2023.  During 2024, these investments include relocation of facilities as a result of government mandates, renewals associated with the rehabilitation of aging infrastructure, installation of new mains, upgrading elevated storage tanks, purchase of new transportation equipment, upgrading and replacing our meter reading equipment, construction of a new wastewater treatment plant and upgrading existing pumping stations to better serve our customers.

The following chart summarizes our investment in plant and systems over the past three fiscal years

In thousands	2024	2023	2022

Source of supply, treatment and pumping	$4,796	$18,339	$9,100
Transmission and distribution	31,683	37,175	30,808
General plant	2,251	4,553	3,856
Wastewater facilities	8,346	3,353	5,613
Allowance for Funds Used During Construction, AFUDC, equity portion	(1,134)	(1,243)	(894)
Total	$45,942	$62,177	$48,483

Of the $62.6 million gross investment expected in 2025 approximately $16.2 million will be for extending transmission and distribution facilities to address service needs in growth areas of our service territory.  Approximately $14.1 million will be invested in upgraded PFAS treatment equipment, new and rebuild water treatment facilities, equipment and wells throughout Delaware and Maryland.  Approximately $9.1 million will be invested in renewals associated with the rehabilitation of aging infrastructure.  Approximately $7.5 million will be invested in general plant, which includes vehicles and other heavy duty operations related equipment, replacement computer hardware and software, equipment upgrades, new corporate automation, station security upgrades, radio communication upgrades and building renovations.  Approximately $5.8 million will be invested in the ongoing construction of a regional wastewater treatment plant along with improvements to existing wastewater treatment plants and wastewater pumping stations.  Approximately $4.0 million will be invested in the relocation of facilities because of government mandates.  Approximately $2.7 million will be invested to upgrade elevated storage tanks.  Approximately $2.7 million will be invested in the construction of force mains used for the transmission of wastewater to plants.  Additionally, we will refund $0.5 million to customers, real estate developers and builders related to previous advances for construction they provided to Artesian for distribution facilities on their properties.

Our projected capital expenditures and other investments are subject to periodic review, and revision to reflect changes in economic conditions and other factors.  The Company's investment for 2025 is expected to be offset by contributions in aid of construction of $16.2 million for a net investment of $46.4 million in 2025.  The Company believes the net investment in utility plant will continue to be recovered through rates charged to customers.

Financing Activities

For the year ended December 31, 2024, cash flows provided by financing activities were $7.1 million, compared to $31.4 million for the year ended December 31, 2023.  Our primary source of liquidity from financing activities was $20.4 million in net contributions and advances from developers and $0.8 million from the issuance of long-term debt.  Cash flows provided by financing activities decreased due to the net proceeds from the issuance of Class A Non-Voting Stock in May 2023 and June 2023 as well as decreased contributions in aid of construction and borrowings on lines of credit.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At December 31, 2024, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2024, there was $40.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 19, 2025 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2024, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2024, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2025.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,870	$15,659	$39,045	$198,313	$260,887
State revolving fund loans (principal and interest)	1,144	2,130	2,130	9,662	15,066
Promissory note (principal and interest)	962	1,924	1,925	8,689	13,500
Asset purchase contractual obligation (principal and interest)	333	647	---	---	980
Lines of credit	---	---	---	---	---
Operating leases	28	56	42	1,321	1,447
Operating agreements	38	31	4	---	73
Unconditional purchase obligations	928	1,000	114	260	2,302
Tank painting contractual obligation	313	---	---	---	313
Total contractual cash obligations	$11,616	$21,447	$43,260	$218,245	$294,568

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of December 31, 2024, we were in compliance with these covenants.

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

As previously disclosed, on December 9, 2022, Artesian Water Company entered into a Financing Agreement, or the Financing Agreement, with the Delaware Drinking Water State Revolving Fund, or the Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health, a public agency of the state of Delaware, or the Department.  Under the Financing Agreement, the Department agreed to advance to or to reimburse Artesian Water up to $901,170 from the Fund to finance all or a portion of the costs to replace a specific water transmission main in a service area located in New Castle County, Delaware.  In October 2024, Artesian Water provided notice to the Department confirming that no funds will be requested for reimbursement under this Financing Agreement.

In order to control purchased power cost, in February 2021, Artesian Water entered into an electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, assumed an electric supply contract with WGL Energy that was effective through December 2024.  In November 2024, TESI entered into a short-term electric supply contract with WGL Energy effective December 2024 through May 2025.  The fixed rate was increased 44.4% starting in December 2024.  These fixed rate electric supply contracts are for normal purchases and are not derivative instruments.

Payments for unconditional purchase obligations reflect minimum water purchase obligations based on rates that are subject to change under an interconnection agreement with the Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which currently requires us to purchase a minimum of 0.5 million gallons of water per day.  In addition, payments for unconditional purchase obligations reflect minimum water purchase obligations based on a contract rate under our interconnection agreement with the Town of North East, which expires June 26, 2029.  The agreement includes a remaining automatic five-year renewal term, unless terminated by either party.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 18 (Impact of Recent Accounting Pronouncements) to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of December 31, 2024, there were no outstanding balances on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2024	December 31, 2023
Utility plant, at original cost less accumulated depreciation	$747,186	$714,284
Current assets
Cash and cash equivalents	1,147	2,505
Accounts and other receivables (less provision for expected credit loss 2024 - $343; 2023 - $328)	11,339	12,830
Income tax receivable	624	1,799
Unbilled operating revenues	1,861	1,934
Materials and supplies	4,278	5,983
Prepaid property taxes	2,188	2,269
Prepaid expenses and other	3,091	3,297
Total current assets	24,528	30,617
Other assets
Non-utility property (less accumulated depreciation 2024 - $1,116; 2023 - $1,052)	3,603	3,693
Other deferred assets	6,525	8,504
Goodwill	1,939	1,939
Operating lease right of use assets	414	506
Total other assets	12,481	14,642
Regulatory assets, net	14,428	7,289
Total Assets	$798,623	$766,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,300	$10,285
Preferred stock	—	—
Additional paid-in capital	143,920	143,369
Retained earnings	84,969	76,743
Total stockholders’ equity	239,189	230,397
Long-term debt, net of current portion	176,509	178,307
	415,698	408,704
Current liabilities
Lines of credit	—	—
Current portion of long-term debt	2,167	2,235
Accounts payable	11,228	9,697
Accrued expenses	5,336	3,519
Overdraft payable	31	9
Accrued interest	930	2,275
Income taxes payable	500	2
Customer and other deposits	3,347	2,983
Other	2,054	1,694
Total current liabilities	$25,593	$22,414

Commitments and contingencies (Note 11)	—	—

Deferred credits and other liabilities
Net advances for construction	$1,582	$2,797
Operating lease liabilities	404	503
Regulatory liabilities	30,267	25,676
Deferred investment tax credits	409	423
Deferred income taxes	52,265	58,381
Total deferred credits and other liabilities	$84,927	$87,780

Net contributions in aid of construction	272,405	247,934
Total Liabilities and Stockholders’ Equity	$798,623	$766,832

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2024	2023	2022

Operating revenues
Water sales	$88,079	$80,033	$78,318
Other utility operating revenue	13,129	12,195	11,506
Non-utility operating revenue	6,744	6,633	9,073
Total Operating Revenues	107,952	98,861	98,897

Operating expenses
Utility operating expenses	49,796	46,205	43,772
Non-utility operating expenses	4,743	4,428	6,850
Depreciation and amortization	13,629	13,335	12,620
Taxes
State and federal income tax expense
Current	6,737	2,962	4,285
Deferred	578	3,386	1,593
Property and other taxes	6,318	6,099	5,871
Total Operating Expenses	81,801	76,415	74,991

Operating income	26,151	22,446	23,906

Other income, net
Allowance for funds used during construction (AFUDC)	1,643	2,002	1,329
Miscellaneous	1,379	1,407	1,265
	3,022	3,409	2,594

Income before interest charges	29,173	25,855	26,500

Interest charges	8,779	9,156	8,502

Net income applicable to common stock	$20,394	$16,699	$17,998

Net income per common share:
Basic	$1.98	$1.67	$1.90
Diluted	$1.98	$1.67	$1.90

Weighted average common shares outstanding:
Basic	10,294	10,018	9,462
Diluted	10,296	10,022	9,481

Cash dividends per share of common stock	$1.18	$1.14	$1.09

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,394	$16,699	$17,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,629	13,335	12,620
Amortization of debt expense	353	355	354
Amortization of deferred income tax regulatory liability	(916)	(444)	—
Provision for bad debt expense	233	92	68
Deferred income taxes, net	1,480	3,813	2,282
Stock compensation expense	219	254	152
AFUDC, equity portion	(1,135)	(1,243)	(894)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	(257)	807	(3,847)
Income tax receivable	1,175	(167)	602
Unbilled operating revenues	73	(348)	(141)
Materials and supplies	1,705	(1,281)	(2,769)
Income taxes payable	498	(4)	6
Prepaid property taxes	81	(83)	697
Prepaid expenses and other	206	(419)	(216)
Other deferred assets	1,945	1,998	(5,473)
Regulatory assets	(206)	(497)	(37)
Regulatory liabilities	(2,800)	(2,724)	6,799
Accounts payable	305	284	(3,989)
Accrued expenses	552	614	(564)
Accrued interest	(1,345)	1,286	72
Customer deposits and other, net	634	(476)	545
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,823	31,851	24,265

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(45,942)	(62,177)	(48,483)
Investment in acquisitions, net of cash acquired	—	—	(6,341)
Proceeds from sale of assets	623	99	65
NET CASH USED IN INVESTING ACTIVITIES	(45,319)	(62,078)	(54,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	—	(23,477)	(41,038)
Borrowings under lines of credit agreements	—	3,303	34,509
Increase(decrease) in overdraft payable	22	(34)	13
Proceeds from contributions in aid of construction and advances	23,983	24,747	17,494
Payouts for contributions in aid of construction and advances	(3,547)	(2,228)	(1,063)
Net proceeds from issuance of common stock	347	37,073	2,090
Equity issuance cost	—	(317)	—
Issuance of long-term debt	758	5,608	31,803
Dividends paid	(12,168)	(11,242)	(10,319)
Debt issuance costs	—	—	(135)
Principal repayments of long-term debt	(2,257)	(2,010)	(1,643)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,138	31,423	31,711

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,358)	1,196	1,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,505	1,309	92

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,147	$2,505	$1,309

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$8,718	$3,492	$8,416
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable	$641	$1,695	$726
Contractual amounts of contributions in aid of construction received from developers previously included in accounts receivable	$1,790	$799	$356
Change in amounts included in accounts payable and accrued payables related to capital expenditures	$2,577	$(3,384)	$3,182

Supplemental Cash Flow Information:
Interest paid	$9,771	$7,515	$8,430
Income taxes paid	$5,732	$3,590	$3,482
Income taxes refunded	$701	$—	$—

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2021	8,532	881	$8,532	$881	$104,989	$63,607	$178,009

Net income	—	—	—	—	—	17,998	17,998
Cash dividends declared
Common stock	—	—	—	—	—	(10,319)	(10,319)
Issuance of common stock
Dividend reinvestment plan	7	—	7	—	366	—	373
Employee stock options and awards(4)	82	—	82	—	1,787	—	1,869
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2022	8,621	881	$8,621	$881	$107,142	$71,286	$187,930

Net income	—	—	—	—	—	16,699	16,699
Cash dividends declared
Common stock	—	—	—	—	—	(11,242)	(11,242)
Issuance of common stock
Public offering, net of costs	763	—	763	—	35,464	—	36,227
Dividend reinvestment plan	8	—	8	—	373	—	381
Employee stock options and awards(4)	12	—	12	—	390	—	402
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397

Net income	—	—	—	—	—	20,394	20,394
Cash dividends declared
Common stock	—	—	—	—	—	(12,168)	(12,168)
Issuance of common stock
Dividend reinvestment plan	10	—	10	—	337	—	347
Employee stock options and awards(4)	5	—	5	—	214	—	219
Employee Retirement Plan(3)	—	—	—	—	—	—	—
Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189

(1)
At December 31, 2024, 2023, and 2022, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,447,848, 9,433,288 and 8,650,392, respectively.

(2)	At December 31, 2024, 2023, and 2022, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan. Includes stock compensation expense for the years ended December 31, 2024, 2023, and 2022, See Notes to Consolidated Financial Statements - Note 9-Stock Compensation Plans.

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

Regulated Utility Accounting

The accounting records of Artesian Water Company, Inc., or Artesian Water, Artesian Wastewater Management, Inc., or Artesian Wastewater, and, effective January 14, 2022, Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, Inc., or Artesian Water Maryland, and Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Financial Accounting Standards Board, or FASB, ASC Topic 980, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 17 (Business Segment Information) to our Consolidated Financial Statements for a full description of our segment information.

Use of Estimates in the Preparation of Consolidated Financial Statements
The consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions that could impact the Company’s financial condition, results of operations and cash flows.  Actual results could differ from management's estimates.  Management makes certain estimates and assumptions regarding unbilled revenues, accounting for income taxes, credit losses and reserves for bad debt, lease agreements, goodwill and contingent assets and liabilities.

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

Allowance for Funds Used during Construction, or AFUDC, is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction.  Presented in the table below is AFUDC for the years ended December 31:

In thousands
	2024	2023	2022
AFUDC - Debt	$509	$759	$435
AFUDC - Equity	$1,135	$1,243	$894
Utility plant comprises:
In thousands
	Estimated Useful Life (In Years)		Estimated Useful Life (In Years)
	Effective June 12, 2024	December 31, 2024		December 31, 2023
Utility plant at original cost
Utility plant in service-Water
Intangible plant	—	$140	—	$140
Source of supply plant	45-85	30,320	45-85	29,960
Pumping and water treatment plant	15-64	130,226	8-62	130,337
Transmission and distribution plant
Mains	73-81	390,741	81	370,977
Services	39-58	63,613	39	60,818
Storage tanks	70-76	39,760	76	40,933
Meters	16-26	30,223	26	30,318
Hydrants	60-68	20,158	60	18,980
General plant	5-81	59,634	5-31	67,317

Utility plant in service-Wastewater
Intangible plant	—	116	—	116
Treatment and disposal plant	20-81	71,332	20-81	67,789
Collection mains & lift stations	70-81	57,084	70-81	51,539
General plant	5-31	2,632	5-31	2,478

Property held for future use	—	3,742	—	4,028
Construction work in progress	—	39,718	—	23,724
		939,439		899,454
Less – accumulated depreciation		192,253		185,170
		$747,186		$714,284

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 1.93%, 2.13% and 2.16% for 2024, 2023 and 2022, respectively. In a rate order issued by the DEPSC, the Company was directed, effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years noted in the table above.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Consolidated Balance Sheet.  Certain other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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

Deferred acquisition adjustments represent the excess payment for purchases of utility plant from Delaware municipalities over the determined original cost net of depreciation.  Deferred acquisition costs represent the closing cost associated with the acquisitions.  Costs of $3.7 million were reclassified from net utility plant and $0.1 million were reclassified from contributions in aid of construction, which are being amortized over the periods noted in the table below and recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023.

Unrecovered reserve for depreciation of $4.3 million is the result of the implementation of a change in depreciation methods for certain general plant assets that are being amortized over five years and recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023. Amortization of these deferred costs began in the third quarter of 2024.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:

(in thousands)	December 31, 2024	December 31, 2023

Deferred contract costs and other	$161	$209
Rate case studies	141	166
Delaware rate proceedings	474	355
Deferred income taxes	423	444
Debt related costs	3,969	4,322
Deferred costs affiliated interest agreement	1,054	1,110
Goodwill	251	258
Deferred acquisition and franchise costs - Maryland	499	425
Deferred acquisition costs – Delaware	231	—
Deferred acquisition adjustments – Delaware	3,359	—
Unrecovered reserve for depreciation	3,866	—
	$14,428	$7,289

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360.  In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2024, 2023 and 2022, there was no impairment or regulatory disallowance identified in our review.

Goodwill

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired.  At December 31, 2024 and December 31, 2023, the Company had approximately $1.9 million of goodwill, respectively.  The $1.9 million of goodwill arose from the January 2022 acquisition of Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, and is a subsidiary of our Regulated Utility segment.  In accordance with the accounting guidance for testing goodwill for impairment, the Company performs an annual assessment.  In 2023 and 2024, the Company used the optional qualitative assessment, “step zero”, to identify and evaluate relevant events and circumstances to conclude whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill.   Relevant events and circumstances assessed included macroeconomic conditions, industry and market conditions, cost factors, financial performance, management and overall strategy.  After evaluating and weighing these relevant events and circumstances, it was concluded that there was no impairment of goodwill and it was not necessary to perform quantitative testing.

Other Deferred Assets

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  The settlement agreement receivable is related to the long-term portion of reimbursements as further discussed in Note 1 – Accounts Receivable.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2024	2023

Investment in CoBank	$6,425	$5,882
Settlement agreement receivable-long term	—	2,496
Other deferred assets	100	126
	$6,525	$8,504

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

For the year ended December 31, 2023, Artesian Water received approximately $3.8 million in grant funding from the State of Delaware, Delaware Department of Health and Social Services, Division of Public Health, or DPH, pursuant to grant agreements.  For the year ended December 31, 2024, Artesian Water did not receive grant funding.  The grants received in 2023 were used by Artesian Water to cover the costs associated with certain construction projects.  The grant funds received under the grant agreements were recorded in accordance with the requirements under FASB ASC Topic 980, in Net contributions in aid of construction in the Consolidated Balance Sheets.  Pursuant to the grant agreements, Artesian Water is no longer eligible to receive grant funds under these grants.

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

Deferred settlement refunds consist of reimbursements from the Delaware Sand and Gravel Remedial Trust, or  Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  Three installments for approximately $2.5 million each were paid in August 2022, July 2023 and July 2024.  The final $2.5 million installment payment is due no later than July 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements is applied to current and future customer bills in annual installments.  The first three refunds occurred in October 2022, August 2023 and August 2024.  The final customer refund will occur no later than August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 7 – Income Taxes) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland. The regulatory liability amount is subject to certain Internal Revenue Service normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved Artesian Water to amortize the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date.  In May 2022, Artesian Water received a rate order from the DEPSC instructing Artesian Water to continue amortizing the liability over a period of 49.5 years, subject to review in Artesian Water’s next base rate filing. On June 12, 2024, the DEPSC approved a settlement agreement for the Artesian Water rate application, filed on April 28, 2023, that required two changes to the deferred income tax regulatory liability effective June 12, 2024.  A $7.6 million gross-up adjustment was recorded to reflect the benefit customers would receive from the implementation of new base rates and $4.0 million of the regulatory liability, which represents costs not subject to IRS normalization rules, is now required to be amortized over a six-year period rather than 49.5 years. The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. For the full year 2023, the Company accrued approximately $12,000 in penalties and interest related to positions taken on the 2022 corporate income tax return. For the full year 2024, the Company has accrued approximately $17,000 in penalties and interest related to positions taken on the 2022 corporate income tax return. The Company remains subject to examination by federal and state authorities for the tax years 2021 through 2024.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water will receive reimbursements from the Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the  Site, in groundwater that Artesian Water uses for public potable water supply.  Three installments for approximately $2.5 million each were paid in August 2022, July 2023 and July 2024.  The final $2.5 million installment payment is due  no later than July 2025.  In addition, the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs after July 1, 2021 that Artesian Water incurs to treat contaminants of concern and of emerging concern.

A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current and reasonable projections based upon expected economic conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant. The provision for expected credit loss was $0.3 million and $0.3 million at December 31, 2024 and December 31, 2023, respectively.  The corresponding expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively, reported in Operating expenses – Utility and Non-utility operating expenses on the Company’s Consolidated Statements of Operations.The following table summarizes the changes in the Company’s accounts receivable balance:

	December 31,
In thousands	2024	2023	2022

Customer accounts receivable – water	$6,824	$6,573	$5,981
Customer accounts receivable – wastewater	928	869	767
Customer accounts receivable – SLP Plan	470	409	384
Settlement agreement receivable – short term	2,523	2,747	2,532
Developer receivable	837	2,089	1,151
Miscellaneous accounts receivable	100	471	3,112
	11,682	13,158	13,927
Less provision for expected credit loss	343	328	416
Net accounts receivable	$11,339	$12,830	$13,511

The activities in the provision for expected credit loss are as follows:

	December 31,
In thousands	2024	2023

Beginning balance	$328	$416
Provision adjustments	204	92
Recoveries	29	48
Write off of uncollectible accounts	(218)	(228)
Ending balance	$343	$328

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company utilizes its bank’s zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance.  If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the Consolidated Balance Sheet in the Overdraft Payable account.

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

Artesian generates revenue from metered wastewater services provided to customers in Sussex County, Delaware.  We recognize metered wastewater services at tariff rates on a cycle basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of water transferred, as well as unbilled amounts for estimated volume from the date of the last meter reading to the end of the accounting period.  As actual volume amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s volume in the same period, the previous billing period’s volume, or averaging. While actual usage for individual customers may differ from the estimate based on management judgments described above, we believe the overall total estimate of volume and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of these wastewater customers are billed for the volume of water transferred on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated volume through the end of the accounting period that will be billed in the next quarterly cycle.

Artesian generates fixed-fee revenue for water and wastewater services provided to customers once a customer requests service in our territory.  We recognize revenue from these services on a ratable basis over time as the customer simultaneously receives and consumes all the benefits of the Company remaining ready to provide them water and wastewater service.  These contract services are billed either in advance or arrears at tariff rates on a monthly, quarterly or semi-annual basis.  For contract services billed in arrears, we record unbilled operating revenue (contract asset) for any services through the end of the accounting period that will be billed in the next monthly or quarterly cycle.  For contract services billed in advance, we record deferred revenue (contract liability) and accounts receivable for any amounts for which we have a right to invoice but for which services have not been provided.  This deferred revenue is netted against unbilled operating revenue on the Consolidated Balance Sheet.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2024, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Tariff Revenue
Consumption charges	$58,477	$49,051	$47,809
Fixed fees	36,825	33,074	31,431
Service charges	735	682	597
DSIC	136	4,727	5,085
Metered wastewater services	809	602	649
Industrial wastewater services	1,859	1,851	1,853
Total Tariff Revenue	$98,841	$89,987	$87,424

Non-Tariff Revenue
Service line protection plans	$5,825	$5,632	$5,020
Contract operations	1,047	1,046	931
Design and installation	62	181	3,315
Inspection fees	410	424	326
Total Non-Tariff Revenue	$7,344	$7,283	$9,592

Other Operating Revenue	$1,767	$1,591	$1,881

Total Operating Revenue	$107,952	$98,861	$98,897

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Contract Assets – Tariff	$3,030	$3,043	$2,618

Deferred Revenue
Deferred Revenue – Tariff	$1,385	$1,300	$1,231
Deferred Revenue – Non-Tariff	714	539	438
Total Deferred Revenue	$2,099	$1,839	$1,669

For the year ended December 31, 2024, the Company recognized revenue of $1.3 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.  For the year ended December 31, 2023, the Company recognized revenue of $1.2 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.3 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2024 and December 31, 2023, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2024 and December 31, 2023, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately five years and one year, respectively.

NOTE 3 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 3 years to 72 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right of use assets as we expect to exercise the options. One of the leases for land was terminated in its entirety effective October 10, 2024.  The remaining lease liability and right-of-use asset for the terminated lease was removed in the fourth quarter of 2024.  Any difference between the carrying amounts of the right-of-use asset and the lease liability will be recorded in the income statement as a gain or loss. Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payments for the land operating leases increase each year either by the most recent increase in the Consumer Price Index or by 3%, as applicable based on the lease agreements.  Periodically, the annual lease payment for one operating land lease is determined based on the fair market value of the applicable parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2024, 2023 and 2022 were $20,000, $19,000, and $19,000, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U from August 2024 as well as the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2023, Artesian Water entered into a 5-year operating lease for office equipment.  The quarterly lease payments under the lease agreement remain fixed throughout the term of the lease.  The previous lease for office equipment expired in March 2022.  Payments pursuant to the lease agreements  for 2024, 2023 and 2022 were $8,000, $6,000 and $5,000, respectively.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended December 31,
(in thousands)
	2024	2023

Minimum rentals	$35	$34
Contingent rentals	—	—
	$35	$34

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$34
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$414	$506

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	December 31, 2024	December 31, 2023

Operating Leases:
Operating lease right-of-use assets	$414	$506

Other current liabilities	$8	$9
Operating lease liabilities	404	503
Total operating lease liabilities	$412	$512

Weighted Average Remaining Lease Term
Operating leases	68 years	58 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2024 are as follows:

(in thousands)
Operating Leases
Year
2025	$28
2026	28
2027	28
2028	22
2029	20
Thereafter	1,321
Total undiscounted lease payments	$1,447
Less effects of discounting	(1,035)
Total lease liabilities recognized	412

As of December 31, 2024, we have not entered into finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of December 31, 2024 and December 31, 2023, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with FASB ASC 825. Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands	December 31,
	2024	2023
Carrying amount	$178,676	$180,542
Estimated fair value	154,795	162,720

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

As of December 31, 2024, the Company has separate company state net operating loss carry-forwards aggregating approximately $16.5 million. Most of these net operating loss carry-forwards will not expire, with a negligible amount expiring in 2025. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized in the future. The valuation allowance increased to approximately $1,084,000 in 2024 from approximately $906,000 in 2023. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense
In thousands	For the Year Ended December 31,
Federal income taxes	2024	2023	2022
Current	$4,733	$1,946	$2,912
Deferred	(104)	1,968	930
Total federal income tax expense	$4,629	$3,914	$3,842

	For the Year Ended December 31,
State income taxes	2024	2023	2022
Current	$2,004	$1,016	$1,373
Deferred	682	1,418	663
Total state income tax expense	$2,686	$2,434	$2,036

Reconciliation of effective tax rate:
	For the Year Ended December 31,
In thousands	2024	2024	2023	2023	2022	2022
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax rate
Income before federal and state income taxes	$27,709	100.0%	$23,047	100.0%	$23,876	100.0%

Amount computed at statutory rate	5,819	21.0%	4,840	21.0%	5,014	21.0%
Reconciling items
State income tax-net of federal tax benefit	2,094	7.6%	1,918	8.3%	1,696	7.1%
Regulatory liability adjustment	(719)	(2.6)%	(449)	(1.9)%	(450)	(1.9)%
Other	121	0.4%	39	0.2%	(382)	(1.6)%
Total income tax expense and effective rate	$7,315	26.4%	$6,348	27.6%	$5,878	24.6%

Deferred income taxes at December 31, 2024 and 2023 were comprised of the following:

	For the Year Ended December 31,
In thousands	2024	2023

Deferred tax assets related to:
State operating loss carry-forwards	$1,086	$1,037
Bad debt allowance	96	92
Stock options	31	47
Tax effect of regulatory liabilities	7,408	—
Other	183	48
Total deferred tax assets	$8,804	$1,224
Less: valuation allowance	(1,084)	(906)
Total deferred tax assets net of valuation allowance	7,720	318

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(57,296)	$(56,012)
Bond retirement costs	(907)	(982)
Property taxes	(610)	(624)
Other	(1,172)	(1,081)
Total deferred tax liabilities	$(59,985)	$(58,699)

Net deferred tax liability	$(52,265)	$(58,381)

Schedule of Valuation Allowance
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
In thousands

Classification
For the Year Ended December 31, 2024 Valuation allowance for deferred tax assets	$906	$190	$12	$1,084
For the Year Ended December 31, 2023 Valuation allowance for deferred tax assets	$600	$312	$6	$906
For the Year Ended December 31, 2022 Valuation allowance for deferred tax assets	$546	$54	$—	$600

Under FASB ASC Topic 740, the Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  The Company reserved a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2022 and 2024.

The following table provides the changes in the Company’s uncertain tax position:

	For the years ended December 31,
In thousands	2024	2023
Balance at beginning of year	$158	$146
Additions based on tax positions related to the current year	46	—
Additions based on tax positions related to prior years	17	12
Reductions for tax positions of prior years	—	—
Lapses in statutes of limitations	—	—
Balance at end of year	$221	$158

NOTE 6 – PREFERRED STOCK

As of December 31, 2024 and 2023, Artesian Resources had no preferred stock outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized but unissued.

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

Under Artesian Resources’ dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 10,000, 8,000 and 7,000 shares at fair market value for the investment of $347,000, $381,000 and $373,000 of their monies in the years 2024, 2023, and 2022, respectively.

NOTE 8 – DEBT

At December 31, 2024, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2024, there was $40.0 million of available funds under this line of credit.  The interest rate is a one month Daily Secured Overnight Financing Rate, or SOFR plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%. This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 19, 2025 or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At December 31, 2024, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2024, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months. The term of this line of credit expires on October 31, 2025. Artesian Water expects to renew this line of credit.
CoBank may make an annual patronage refund based on the average line of credit and loan volume outstanding in the prior year. The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  Patronage refunds earned by Artesian in 2024 and 2023 were $1.6 million and $1.6 million, respectively.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 6.47% for the year ended December 31, 2024.  These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios.  As of December 31, 2024, we were in compliance with these  financial covenants.

Long-term debt consists of:

	December 31,
In thousands	2024	2023
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	5,400	6,000
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
Series W, 4.43%, due April 30, 2047	30,000	30,000
	155,400	156,000

State revolving fund loans

3.57%, due September 1, 2023	—	—
3.64%, due May 1, 2025	77	228
3.41%, due February 1, 2031	1,246	1,415
3.40%, due July 1, 2032	1,296	1,445
1.187%, due November 1, 2041	559	588
1.187%, due November 1, 2041	655	690
1.187%, due November 1, 2041	1,021	1,075
2.00%, due February 1, 2043	793	828
2.00%, due February 1, 2043	1,095	1,143
2.00%, due June 1, 2043	960	1,002
2.00%, due June 1, 2043	978	1,022
2.00%, due February 1, 2044	3,086	2,696
2.00%, due January 1, 2043	978	1,000
	12,744	13,132

Notes Payable

Promissory Note, 5.12%, due December 30, 2028	$9,590	$10,155
Asset Purchase, 2.00%, due May 26, 2027	942	1,255
	10,532	11,410

Sub-total	178,676	180,542

Less: current maturities (principal amount)	2,167	2,235

Total long-term debt	$176,509	$178,307

Payments of principal amounts due during the next five years and thereafter:

In thousands	2025	2026	2027	2028	2029	Thereafter
First Mortgage bonds	$600	$600	$600	$25,600	$600	$127,400
State revolving fund loans	773	816	836	857	878	8,584
Asset Purchase-Contractual Obligation	314	314	314	—	—	—
Promissory note	480	505	532	559	590	6,924
Total payments	$2,167	$2,235	$2,282	$27,016	$2,068	$142,908

Substantially all of Artesian Water’s utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2024, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.

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

Compensation expenses for restricted stock awards were $219,000, $254,000 and $152,000 in 2024, 2023 and 2022, respectively.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.  As of December 31, 2024, there was $63,000 of unrecognized expense related to non-vested awards of restricted shares granted under the 2015 Plan.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Non-Voting Stock under option:

	2024 Shares	2024 Weighted Average Exercise Price	2023 Shares	2023 Weighted Average Exercise Price	2022 Shares	2022 Weighted Average Exercise Price
Plan options
Outstanding at beginning of year	—	$—	6,750	$21.86	83,000	$21.65
Granted	—	—	—	—	—	—
Exercised	—	—	(6,750)	21.86	(76,250)	21.63
Expired	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	6,750	$21.86

Options exercisable at year end	—	$—	—	$—	6,750	$21.86

The total intrinsic value of options exercised during 2024, 2023 and 2022 were $0, $137,000 and $2,226,000, respectively. During 2024, we received $0 in cash from the exercise of options, with a $0 tax benefit realized for those options.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2024:

Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding at December 31, 2024	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$00.00	0	0 Years	$00.00	$0

As of December 31, 2024, there were no outstanding option shares.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards (RSA):

	2024 Shares	2024 Weighted Average Grant Date Fair Value
Restricted stock awards
Outstanding at January 1, 2024	5,000	$54.88
Granted	5,000	37.07
Exercised/vested and released	(5,000)	54.88
Expired/cancelled	—	—
Outstanding at December 31, 2024	5,000	$37.07

Exercisable/vested at December 31, 2024	—	—

Stock Options

No options were granted in 2024, 2023 or 2022.

Shares of Class A Non-Voting Stock have been reserved for future issuance under the 2015 Plan.

Stock Awards

On May 6, 2024, 5,000 shares of Class A Non Voting Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $37.07, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

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

As of December 31, 2024, there was $63,000 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.34 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2024 was approximately $197,400.

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%.  The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution of 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2024, 2023 and 2022, were approximately $1.2 million, $1.4 million and $1.3 million, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases are disclosed in Note 3 – Leases.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40-year easement agreement to acquire an easement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well. Management made certain estimates and assumptions regarding the separation of lease and non-lease components related to this easement agreement.  It was determined that the majority of this easement agreement contained non-lease components. In October 2024, this easement agreement was terminated in its entirety. Easement payments, including both lease and non-lease components, for 2024, 2023 and 2022 were $34,000, $45,000 and $43,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning November 2016, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Once operations began in 2021, the monthly fee is based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2024, 2023 and 2022 were $119,000, $126,000, $113,000, respectively.  The agreement can be terminated by giving 180-day notice prior to the termination date. The future minimum annual payment related to this easement agreement for the years subsequent to 2024 is $22,000.

Interconnections

Artesian Water has one water service interconnection agreement with a neighboring utility, Chester Water Authority.  The agreement is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which currently requires us to purchase a minimum of 0.5 million gallons of water per day.  Rates charged under this agreement are subject to change with notice.

Artesian Water Maryland has one interconnection agreement with the Town of North East that has a “take or pay” clause requiring us to purchase a minimum of 35,000 gallons of water per day.  The agreement extends through June 2029. The agreement includes one remaining automatic five-year renewal term, unless terminated by either party.

The minimum annual purchase commitments for all interconnection agreements for 2025 through 2029, calculated at the noticed rates, are as follows:

In thousands
2025	$928
2026	943
2027	57
2028	57
2029	57
$2,042

Expenses for purchased water were $1.5 million, $1.3 million and $1.8 million for 2024, 2023 and 2022, respectively.

Other Commitments

In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years was $1.2 million. In September 2022, this agreement was amended to paint an additional elevated water storage tank and to extend the term of the agreement for an additional year.  Pursuant to the amended agreement, the total expenditure for the four years is $2.2 million. Tank painting expense for 2024, 2023 and 2022 was $735,000, $689,000, and $531,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water’s water service mains, expected to be incurred in 2025 through 2027 are as follows:

In thousands
2025	$4,050
2026	13,715
2027	2,400
$20,165

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC. As of December 31, 2024, Artesian Water was serving approximately 97,400 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2024, Artesian Wastewater and TESI were serving approximately 8,600 customers combined including one large industrial customer.

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

The following table summarizes (1) Artesian Water’s last two applications with the DEPSC to collect DSIC rates and (2) the rate upon which eligible plant improvements  was based:

Application Date	11/20/2020	05/30/2024	11/22/2024
DEPSC Approval Date	12/14/2020	06/12/2024	12/18/2024
Effective Date	01/01/2021	07/01/2024	01/01/2025
Cumulative DSIC Rate	7.50%	0.34%	1.66%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$43.1	$2.0	$11.7
Eligible Plant Improvements – Installed Beginning Date	10/01/2014	10/01/2023	11/01/2023
Eligible Plant Improvements – Installed Ending Date	04/30/2019	04/30/2024	10/31/2024

On December 18, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 1.66%, effective January 1, 2025.  Effective July 1, 2024, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.34% DSIC.  The January 1, 2025 and July 1, 2024 DSIC are subject to periodic audit by the DEPSC.  Effective January 1, 2021, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 7.50% DSIC.  The January 1, 2021 DSIC rate was reset to zero percent when the temporary base rate increase was placed into effect on November 28, 2023.  For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we earned approximately $0.1 million, $4.7 million and $5.1 million in DSIC revenue, respectively.

NOTE 14 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards. The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year
	Ended December 31,
	2024	2023	2022
	(in thousands)

Weighted average common shares outstanding during the period for basic computation	$10,294	$10,018	$9,462
Dilutive effect of employee stock options	2	4	19
Weighted average common shares outstanding during the period for diluted computation	$10,296	$10,022	$9,481

For the years ended 2024, 2023 and 2022 no shares of restricted stock awards were excluded from the calculations of diluted net income per share. For the years ended 2024, 2023 and 2022, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock. As of December 31, 2024, 9,418,871 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2023, 9,404,311 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2022, 8,621,415 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.24, $23.00, and $19.86 at December 31, 2024, December 31, 2023, and December 31, 2022, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

NOTE 15 – COMMON STOCK OFFERING

On May 23, 2023, the Company completed the sale of 695,650 shares of its Class A Stock, par value $1.00 per share, at a price to the public of $50 per share.  The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $33.0 million.  The Company also granted the underwriter a 30-day option to purchase up to an additional 104,348 shares of Class A  Stock at the public offering price, less the underwriting discount.  On June 16, 2023, the underwriter exercised its over-allotment option to purchase 67,689 shares of Class A Stock at the public offering price.  The net proceeds to the Company resulting from the exercise of the over-allotment option, after deducting the underwriting discounts and commissions and other offering costs, were approximately $3.2 million.  All of the shares of Class A Stock sold in the offering were offered by the Company.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in two multi-district litigation, or MDL, class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with two groups of settling defendants on behalf of: (1) the 3M company (“3M”); and (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”).  Phase One Public Water System Settlement Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements. The amount of any recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

The Chief Operating Decision Maker, or CODM, is the Executive Committee led by the Chief Executive Officer and includes the Chief Financial Officer.  The CODM uses operating income as its measure of profit to assess the performance of each segment. This profit measure excludes the financing component and allows management to focus on controllable expenses, to allocate resources during the annual budgeting process and to monitor budget versus actual results on a monthly basis.

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of December 31, 2024, December 31, 2023 and December 31, 2022.

	Years Ended December 31,
	2024			2023			2022
in thousands	Regulated Utility	Total		Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$101,210	$101,210		$92,228	$92,228		$89,818	$89,818

Reconciliation of revenue
Other revenues		7,014	(a)		6,877	(a)		9,248	(a)
Inter-segment elimination		(272)			(244)			(169)
Consolidated revenues		107,952			98,861			98,897

Less: (b)
Payroll and Benefits (c)	25,975			25,031			24,018
Supply and Delivery (d)	14,704			12,595			11,936
Administrative (e)	9,389			8,823			7,987
Depreciation and Amortization	13,578			13,281			12,563
Income Taxes	6,552			5,216			5,091
Property and other taxes	6,255			6,036			5,812
Regulated Utility Operating Income	$24,757	$24,757		$21,246	$21,246		$22,411	$22,411

Reconciliation of operating income
Other profit		1,394	(a)		1,200	(a)		1,495	(a)
Consolidated operating income		$26,151			$22,446			$23,906

	December 31, 2024		December 31, 2023
	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$793,118	$793,118	$760,339	$760,339

Reconciliation of assets
Other assets		5,505		6,493
Consolidated assets		$798,623		$766,832

(a) Other revenues and other profit:
– Revenue and profit from segments below the quantitative thresholds are attributable to four non-utility businesses of the Company
– These businesses are primarily comprised of: Service Line Protection Plan services for water, sewer and internal plumbing; design, construction and engineering services; contract services for the operation and maintenance of water and wastewater systems in Delaware and Maryland; and leased space to the Regulated Utility Segment
– These non-utility businesses do not individually or in the aggregate meet the quantitative thresholds for determining reportable segments
– Certain corporate costs have been allocated from the regulated utility segment to the non-utility businesses and are included in the other profit amounts shown
(b) Significant expense categories:
– The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
– Inter-segment expenses related to leased space provided by one non-utility business, calculated on the lower of cost or market method, are included in the amounts shown
(c) Payroll and benefits:
– This category does not include amounts capitalized on the Consolidated Balance Sheet
(d) Supply and Delivery:
– This category includes purchased power, purchased water, chemicals, infrastructure maintenance and repair costs, and wastewater disposal fees
(e) Administration expense:
– This category includes computer systems maintenance and subscription fees, audit and legal fees, insurance, customer billing, and other general and administrative expenses

NOTE 18 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures.  The amendments in this update require the Company to disclose significant segment expenses that are regularly provided to the chief operating decision makers, or CODMs, and are included within each reported measure of segment operating results.  The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items.  In addition, the standard also requires disclosure of the CODM’s, title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources.  The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements.  The Company adopted this standard effective with our December 31, 2024 year end reporting, and the standard will be effective for interim reporting periods in fiscal years beginning after December 15, 2024.  The standard required retrospective application to all prior periods presented.  The standard required additional disclosures related to the Company’s reportable segments, and did not have an impact on the Company’s results of operations or cash flows due to the adoption of this guidance.

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

In November 2024, FASB issued amended guidance which requires disaggregated disclosure of income statement expenses for public business entities. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.  The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition – Water Sales

As indicated in Note 2 to the consolidated financial statements, water sales revenue consists of tariff contract revenues from the sale of water, fixed fees for water services, and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in the Company's tariffs. The Company recognizes revenues from the sale of water, and fixed fees for water services over time as water is consumed and as the customers simultaneously receive and consume the benefits of the Company remaining ready to provide them water services, respectively. DSIC revenue is a surcharge applied to tariff rates, and the Company recognizes DSIC revenue depending on whether the surcharge was applied to water consumption revenue or fixed-fee revenue. As indicated in the consolidated statements of operations, the Company recorded $88 million of water sales revenue for the year ended December 31, 2024.

We identified the recognition of water sales as a critical audit matter due to the large volume of customers and transactions which involved an increased extent of auditor effort in performing audit procedures and evaluating audit evidence related to the Company’s water sales revenue recognition.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain relevant internal controls related to the Company’s recognition of water sales revenue.
•	Testing a sample of revenue transactions by obtaining and inspecting source documents such as invoices, cash receipts, approved tariff rates and recalculating the revenue recognized.
•	Testing a sample of revenue transactions to verify that the customer’s property is located within the Company’s approved service territory.
•	Performing analytical procedures to reconcile cash received from customers to revenue recognized.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.

Wilmington, Delaware
March 26, 2025

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2024, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 26, 2025

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ NICHOLLE R. TAYLOR	/s/ DAVID B. SPACHT
Nicholle R. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Nicholle R. Taylor	57
Biography:  Chair of the Board of Directors of the Company, or the Board, commencing February 2025 and a director since 2007.  Ms. Taylor has served as President and Chief Executive Officer since February 2025. Ms. Taylor previously served as Interim President and Chief Executive Officer between January 3, 2025 and February 2025 and  served as Senior Vice President of the Company from May 9, 2012 until her appointment as the Company’s President and Chief Executive Officer. She has also served as President of Artesian Water Company since August 16, 2021. Previously Ms. Taylor served as Chief Operating Officer of Artesian Water Company from August 2019 to August 2021. She was Vice President of the Company from May 2004 to May 2012.  Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company.  She serves on the Budget and Finance Committee. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.

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

Kenneth R. Biederman Ph. D.	81
Biography:  Director since 1991 - Currently retired and former Professor of Finance at the Lerner College of Business and Economics of the University of Delaware, from May 1996 to May 2011. Interim Dean of the College of Business and Economics of the University of Delaware from February 1999 to June 2000.  Dean of the College of Business and Economics of the University of Delaware from 1990 to 1996.  Former Director of the Mid-Atlantic Farm Credit Association from 2006 to 2010.  Director of Chase Manhattan Bank USA from 1993 to 1996.  Formerly a financial and banking consultant from 1989 to 1990 and President of Gibraltar Bank from 1987 to 1989.  Previously Chief Executive Officer and Chairman of the Board of West Chester Savings Bank; Economist and former Treasurer of the State of New Jersey and Staff Economist for the United States Senate Budget Committee. He serves on the Executive; Audit; Budget and Finance; Governance and Nominating; and Compensation Committees.  As previously disclosed pursuant to a Current Report on Form 8-K filed with the SEC on February 7, 2025, Mr. Biederman has advised the Company that he will resign from the Board following the conclusion of the annual meeting of stockholders on May 6, 2025.

Qualifications:  Dr. Biederman’s experience as a former State Treasurer of New Jersey and the former Dean of the Lerner College of Business and Economics at the University of Delaware gives him a substantial amount of business, economic and financial reporting knowledge.

John R. Eisenbrey, Jr.	69
Biography:  Director since 1993 – Small Business Executive.  For more than 40 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula. Mr. Eisenbrey served on the Board of Trustees of St. Andrews School between 2021 and 2024. Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor.  He serves on the Audit; Budget and Finance; Governance and Nominating; and Compensation Committees.

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

Michael Houghton, Esq.	68
Biography:  Director appointed September 2018 – Mr. Houghton retired as of January 1, 2022 as Partner from the law firm of Morris Nichols Arsht & Tunnell in Wilmington, Delaware, and continued as special counsel to the firm until September 30, 2023.  He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985. He served a clerkship with the Delaware Court of Chancery in 1982-1983.  Mr. Houghton’s legal expertise involves the representation of governmental entities, such as the Delaware River & Bay Authority.  He has also represented banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities and state, county, and local governments and in legislative and public policy matters before Delaware government. Mr. Houghton has also advised numerous entities, including Fortune 500 companies, on unclaimed property issues and has represented numerous companies in connection with unclaimed property audits and voluntary disclosure matters.  He has been selected for inclusion in The Best Lawyers in America from 2009-2023. Mr. Houghton is a member of the Board of Governors of the Delaware State Chamber of Commerce and the Boards of the Delaware Public Policy Institute and the Rockefeller Trust Company of Delaware.  He is a past member of the Pete du Pont Freedom Foundation, the Board of the Delaware Bar Foundation, a Trustee of the Uniform Law Foundation, a Past President of the Delaware State Bar Association and a Past President the National Conference of Commissioners on Uniform State Laws. He was appointed in 2017 by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council and in 2023 to the Delaware Marijuana Appeals Commission and the Delaware Environmental Appeals Board and in December 2024 to the Delaware River and Bay Authority. Mr. Houghton serves on the Audit; Compensation; and Governance and Nominating Committees.

Qualifications: Mr. Houghton’s legal and regulatory experience and extensive involvement in Delaware legislative and public policy matters are attributes that provide valuable insight and benefit as the Company continues its growth in Delaware. The Board has determined that Mr. Houghton’s more than 40 years of experience makes him well qualified to serve on the Board.

Dian C. Taylor	79
Biography: Director since 1991 – Chair of the Board from July 1993 to February 2025.  Ms. Taylor served as Chief Executive Officer of the Company from September 1992 to January 2025 when she commenced a leave of absence.  Her employment with the Company began in August 1991 and ended in February 2025.  Prior to joining the Company, Ms. Taylor had extensive marketing and small business ownership experience.  She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991.  Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor. She serves on the Budget and Finance Committee.

Qualifications:  Ms. Dian Taylor experience as President and Chief Executive Officer of the Company for over 30 years gives her extensive knowledge regarding the Company and the complex issues facing smaller companies. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served as a Commissioner for the Delaware River and Bay Authority, on the Delaware Economic and Financial Advisory Council, as a Regional Advisory Board Member for Citizens Bank, on the Board of Governors of the Delaware State Chamber of Commerce, on the Executive Committee of the Delaware Business Round Table, American Heart Association, Committee of 100 and the Delaware Council on Economic Education, and as a Trustee of the Delaware Grand Opera and the Christiana Care Hospital.  The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills, and experiences for the Board’s conclusion that Ms. Taylor should serve as a director of the Company.

Pierre A. Anderson	46
Chief Information Officer and Senior Vice President of the Company since May 19, 2021.  Mr. Anderson previously served as Vice President of Information Technologies of the Company from May 2012 to May 2021, Director of Information Technologies from April 2008 to May 2012, and Manager of Information Technologies from December 2006 to April 2008. Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services.  From 2000 to 2005, while with MBNA (now Bank of America), he served in several information technology roles. He received his Bachelors of Science degree in Computer Science from Delaware State University and both an MBA and Masters of Science in Information Systems & Technology Management from the University of Delaware’s Lerner College of Business & Economics.

Mr. Anderson serves on the Boards of Easterseals of Delaware & Maryland’s Eastern Shore (Vice Chair), Delaware State Chamber of Commerce, University of Delaware’s Lerner College Alumni, Bancroft Construction Company, and the Delaware Economic & Forecasting Advisory Council (DEFAC).

Joseph A. DiNunzio, CPA, CGMA	62
Executive Vice President and Secretary of the Company since May 2007 and President of Artesian Water Maryland, Inc. since May 2017.  Mr. DiNunzio previously served as Senior Vice President and Secretary since March 2000 and as Vice President and Secretary since January 1995.  He served as Secretary of the Company from July 1992 to January 1995.  Prior to joining Artesian in 1989, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP.  He earned a B.S. in Commerce, with concentration in accounting, from the McIntire School of Commerce at the University of Virginia.

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

Courtney A. Emerson, Esq.	41
General Counsel of the Company since August 2021 and Assistant Secretary of the Company since November 2022.  Prior to joining Artesian in 2021, Ms. Emerson practiced law at Fox Rothschild LLP.  She previously served as an emergency manager for the State of Delaware for nearly a decade and was an educator at a multinational bank.  She earned her J.D. from the Delaware Law School of Widener University and her B.S. in Political Science from the University of Delaware.

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

Jennifer L. Finch, CPA	56
Senior Vice President of Finance & Corporate Treasurer of the Company since November 2020.  Prior to that, Ms. Finch was the Assistant Treasurer and Vice President of Finance.  Ms. Finch is responsible for the oversight of all aspects of accounting and tax‐related matters, corporate financing, and serves as the principal accounting officer.

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

Raymond T. Kelly, CPA, CISA	40
Vice President of Information Technology for the Company since November 4, 2022.  Mr. Kelly joined Artesian in 2013 as Manager of Business Applications and was promoted to the Director of Information Technology in 2016. Prior to joining Artesian he served as a Manager for PricewaterhouseCoopers, where he progressively advanced from an Associate; leading information technology audits, financial audits of publicly traded institutions, and utility meter to cash system engagements. During his time at Artesian, Mr. Kelly, who is responsible for all Information Technology functions, has directly led and overseen all enhancements to the technology portfolio including; enterprise applications, infrastructure, business process automation, analytics, and cybersecurity.

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

Daniel W. Konstanski	40
Mr. Konstanski is a Board Certified, Professional Engineer with 20 years of experience in the water and wastewater industry. He joined the Company in March of 2014 as a Senior Engineer, was appointed Manager of Engineering in 2019 and was named Vice President of Engineering in October of 2022. Mr. Konstanski is responsible for managing and overseeing the Engineering Department’s operation and staff as well as directly managing capital projects.  His team includes engineers, project managers and subject matter experts who shepherd, analyze, and manage Artesian’s extensive water and wastewater assets including treatment, pipeline hydraulics, system modeling, pumped networks, and regulatory matters. During his time at Artesian Mr. Konstanski has managed the permitting, design and construction of multiple new water and wastewater treatment plants as well as renovations of numerous existing facilities, overseen the development of state-of-the-art digital models for both the water and wastewater systems, led efforts to increase self-sufficiency by hundreds of millions of gallons per year and provided input on Artesian’s purchase of multiple additional water and wastewater systems.

Mr. Konstanski earned his Bachelor of Science in Civil Engineering from Michigan Technological University and his Board Certification from the American Academy of Environmental Engineers. He has been a Licensed Professional Engineer since 2010. Mr. Konstanski is a member of the American Water Works Association and the Water Environment Federation.

David B. Spacht	65
Chief Financial Officer of the Company since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019.  Mr. Spacht joined the Company in 1980 and has held various executive and management level positions.  Mr. Spacht has worked closely with the Public Service Commission for over 40 years on developing rates and regulations in Delaware. He has also worked closely with the Maryland Public Service Commission developing rates and regulations as a result of filing for acquisitions. He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Education as an instructor for their semi-annual course on rate making.

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

John M. Thaeder	66
Senior Vice President of Operations.  Mr. Thaeder has served as an officer since February 1998.  He currently serves as an officer of the Company.   Prior to joining the company, Mr. Thaeder was with Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida.  During 1995 and 1996, he was Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida.  Previously, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Nicholle R. Taylor has been nominated for election to the Board at the Annual Meeting of stockholders to be held May 6, 2025, to serve for a term lasting until the annual meeting of stockholders to be held in 2028, or until her earlier resignation or removal.

The Board, which met six times in 2024, has established four standing committees: the Audit Committee, the Compensation Committee, the Budget and Finance Committee, and the Governance and Nominating Committee.  Information with respect to the Audit, Compensation and Governance and Nominating Committees is set forth below.  In addition, the charter for each of the four standing committees of the Board is available on our website, www.artesianwater.com.

Dian C. Taylor, the Company's Chief Executive Officer throughout 2024, also served as Chair of the Board throughout 2024. In February 2025, Nicholle R. Taylor was appointed to serve as both Chief Executive Officer and Chair of the Board. The Board, after considering the size of the Company and the composition of the Board, determined that the combined structure was appropriate.  The Board determined that having one person serving as Chair of the Board and Chief Executive Officer ensured a unified leadership of the Board and management and provided potential efficiency in the execution of the strategies and visions of the Board and management.  The Board believed that Ms. Taylor's experience and operational knowledge of the business enabled her to effectively perform both roles.  Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director.  The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present.  The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight.  In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks.  The Board believes this structure has been effective.  The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters.  Frequent meetings help to promote and ensure open communication with the management team.  All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company's risk management process.  The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

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

Director Compensation

In May 2024, each independent director received an annual retainer fee of $95,000, to be paid quarterly.  Dian C. Taylor and Nicholle R. Taylor received annual retainer fees of $67,000, to be paid quarterly.  Directors do not receive any additional meeting fees.

In 2024, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as director are included in the Summary Compensation Table, received the following compensation:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)	Total ($)
Kenneth R. Biederman	95,000	37,070	---	132,070
John R. Eisenbrey, Jr.	95,000	37,070	---	132,070
Michael Houghton	95,000	37,070	---	132,070

1)
On May 6, 2024, each director, received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The fair market value per share was $37.07, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.  Subject to continued service, the restricted shares vest one year from the date of grant.  There were no outstanding option shares outstanding for Independent Directors at December 31, 2024.  The number of restricted shares outstanding at December 31, 2024 for each director is:.

	Option Shares Outstanding at December 31, 2024	Restricted Shares Outstanding at December 31, 2024
Kenneth R. Biederman	---	1,000
John R. Eisenbrey, Jr.	---	1,000
Michael Houghton	---	1,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2024, the members of our Compensation Committee were Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton.  None of our executive officers serves as a director or as a member of the compensation committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2024, the Board of Directors determined that Messrs. Biederman, Eisenbrey and Houghton, a majority of the Board, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants.  The Audit Committee consists of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  The Board has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the SEC.  The Board has further determined that Mr. Biederman, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2024, the Audit Committee met six times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Compensation Committee also determines whether and what amounts should be granted under the 2015 Equity Compensation Plan, or the 2015 Plan, and may make recommendations for amendments to the 2015 Plan.  The Compensation Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the SEC.  During 2024, the Compensation Committee met five times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of Kenneth R. Biederman, John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws.  Nominations for the election of a director for the 2025 Annual Stockholders' Meeting was approved by the Governance and Nominating Committee on February 7, 2025. On February 4, 2025, Mr. Biederman informed the Board he will resign from the Board and his committee positions at the conclusion of the annual meeting of stockholders on May 6, 2025.  In connection with such notice, the Governance and Nominating Committee has commenced a search for a new director.

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

Code of Ethics

The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, which is a "code of ethics" as defined by applicable rules of the SEC.  This code is publicly available on the Company's website at www.artesianwater.com.  If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website.  The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K.  It is intended to be an inactive textual reference only and is not incorporated by reference herein.

Insider Trading Arrangements and Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations.  As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, consultants and other non-directors or non-employees alike, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us.  A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers for 2024 are: Dian C. Taylor, former President and Chief Executive Officer who left the Company in February 2025 but remains a member of the Board; David B. Spacht, Chief Financial Officer; Joseph A. DiNunzio, Executive Vice President & Secretary; Nicholle R. Taylor, current President, Chief Executive Officer and Board Chair since February 2025 and former Senior Vice President and Jennifer L. Finch, Corporate Treasurer and Senior Vice President of Finance.

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

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2024, the Compensation Committee did not increase the base salary  of Dian C. Taylor .  In 2024, the Compensation Committee increased the base salary of the Chief Financial Officer by 5.7% and other named executive officers by 3%.

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

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individual named executive officer’s contributions toward meeting the Company's strategic objectives, based on Dian C. Taylor’s recommendation, in 2024 cash bonuses were awarded to the named executive officers, other than Dian C. Taylor.

Other Compensation

Both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors for Stock Awards and less for retainers.  See "Director Compensation."

The Company’s named executive officers receive a limited number of other benefits as part of a competitive compensation package, which constitutes in the aggregate only a small percentage of their total compensation. As discussed below, these benefits include:

•	a Company contribution under our 401(k) Plan;
•
participation in our group health plans, which is generally available to all employees, as well as reimbursements for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan; and

•
for Dian C. Taylor, our former Chief Executive Officer, secretarial and driving services, personal use of a Company-owned vehicle, membership fees, home security and certain personal credit card expenses, which, in accordance with Treas. Reg. § 162-2(c)(5) and -2(h)(2)(A)(i), the Company is required to treat as taxable wages to Dian C. Taylor.

Our executive officers do not receive tax reimbursement for imputed income derived from any of these benefits.

All amounts are included in the "All Other Compensation" column in the Summary Compensation Table and the accompanying footnotes to the table.

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

• current executive compensation levels;
• executive compensation recommendations made by the Chief Executive Officer;
• salary grade minimum, midpoint and maximums for each executive, based on information provided by the Company's compensation consultant retained in 2023, adjusted annually; and
• actual base salary, cash bonus and equity compensation for each of the prior three years for each executive.

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

The Compensation Committee,

John R. Eisenbrey, Jr, Chairman
Kenneth R. Biederman
Michael Houghton

CEO Pay Ratio

The 2024 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of Dian C. Taylor, the Company’s former Chief Executive Officer is as follows:

2024 Total Compensation
Median employee total annual compensation	$100,343
Annual total compensation of Dian C. Taylor, our Chief Executive Officer as of the year ended December 31, 2024	$881,718
Ratio of CEO to median employee compensation	9:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2023.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2024 Summary Compensation Table.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Dian C. Taylor, Chair, Former President	2024	648,877	-0-	39,480	193,361	881,718
and Chief Executive Officer (5)	2023	635,787	-0-	54,520	159,227	849,534
	2022	611,330	175,000	46,620	198,376	1,031,326

David B. Spacht, Chief Financial	2024	451,401	75,000	N/A	38,216	564,617
Officer	2023	426,366	-0-	N/A	37,444	463,810
	2022	409,973	100,000	N/A	39,583	549,556

Joseph A. DiNunzio, Executive Vice	2024	472,434	78,500	N/A	40,411	591,345
President & Secretary	2023	462,371	-0-	N/A	38,594	500,965
	2022	444,589	150,000	N/A	35,725	630,314

Nicholle R. Taylor, Former Senior	2024	419,334	100,000	39,480	112,637	671,451
Vice President (5)	2023	410,397	-0-	54,520	106,427	571,344
	2022	394,608	150,000	46,620	100,511	691,739

Jennifer L. Finch, Senior Vice	2024	386,618	75,000	N/A	17,510	479,128
President & Treasurer	2023	378,382	1,500	N/A	18,159	398,041
	2022	363,832	100,000	N/A	20,819	484,651

(1)
On May 6, 2024, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock in their capacities as directors of the Company.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) of $37.07 per share.  Subject to continued service the restricted shares vest one year from the date of grant. On May 9, 2023, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award of $54.88 per share.  The restricted shares vested one year after the date of grant. On May 3, 2022, Dian Taylor and Nicholle Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award of $45.58 per share.  The restricted shares vested one year after the date of grant.

(2)
Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan.  In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan.  Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees.  In 2024, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Dian C. Taylor	$37,950
David B. Spacht	$37,950
Joseph A. DiNunzio	$37,950
Nicholle R. Taylor	$37,950
Jennifer L. Finch	$17,250

(3)
Included in the "All Other Compensation" column in the table above are amounts received by Dian C. Taylor and Nicholle R. Taylor as compensation for annual Board retainers in 2024 totaling $67,000 each. Also included in 2024 are amounts received by Dian C. Taylor for each of the following: $8,095 for security provided at her personal residence, $14,744 for secretarial and driving services, $22,363 for country club dues, $4,610 for personal use of a company-owned vehicle, and $11,331 for certain expenses on a credit card.  Also included in the "All Other Compensation" column in the table above are $9,190 and $7,920 in 2023 and 2022, respectively, for secretarial and driving services, and $11,751 and $18,031 in 2023 and 2022, respectively, for certain expenses on a credit card. All other amounts for 2022 and 2023 remain as previously disclosed..

(4)
Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan. Amounts reimbursed are included in the "All Other Compensation" column in the table above. Dian C. Taylor received reimbursements of $27,268 in 2024.

(5)
In February 2025, the Board appointed Nicholle R. Taylor as the Company’s Chair of the Board, President and Chief Executive Officer.  Dian C. Taylor remains a member of the Board but is no longer serving as the Company’s President and Chief Executive Officer.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Dian C. Taylor	5/06/2024	5/06/2025	1,000	-	-	37,070
Nicholle R. Taylor	5/06/2024	5/06/2025	1,000	-	-	37,070

On May 6, 2024, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock, as noted in the table above. The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) of $37.07 per share. The restricted stock awards vest one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Nicholle R. Taylor	-0-	---	-0-	-0-

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dian C. Taylor	-0-	-0-	1,000	39,480
Nicholle R. Taylor	-0-	-0-	1,000	39,480

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments.  Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company.  In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 20, 2025 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Unless otherwise indicated, the address of each beneficial owner of voting securities listed below is c/o 664 Churchmans Road, Newark, Delaware 19702.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3)	150,919	1.6	159,509	18.1

Kenneth R. Biederman (3)	24,875	*	---	---

John R. Eisenbrey, Jr. (3)(4)(5)	55,751	*	45,707	5.2

Nicholle R. Taylor (3)(6)	28,388	*	281,719	32.0

Michael Houghton	3,000	*	---	---

Joseph A. DiNunzio	19,379	*	203	*

David B. Spacht	4,354	*	189	*

Jennifer L. Finch	1,925	*	---	---

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	92,771	1.0	135,862	15.4

Directors and Executive Officers as a Group (13 Individuals)(3)	317,566	3.4	488,677	55.4

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

The following table shows all persons who are known by the Company, as of March 20, 2025, to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's Class A Non-Voting Stock, and who do not otherwise own Class B Stock.

	Class A Non-Voting Common Stock
	Shares	Percent

BlackRock, Inc. (1) 50 Hudson Yards New York, NY 10001	919,462	9.8
The Vanguard Group (2) 100 Vanguard Blvd.	530,947	5.7
Malvern, PA 19355
T. Rowe Price Investment Management, Inc. (3) 101 E. Pratt Street Baltimore, MD 21201	884,334	9.4

(1)
Pursuant to a Schedule 13G/A filed by BlackRock, Inc., or BlackRock, with the SEC on February 5, 2025, BlackRock is the beneficial owner of 919,462 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, BlackRock has reported having sole voting power with respect to 919,046 shares and shared voting power with respect to 0 shares, as well as sole dispositive power with respect to 919,462 shares and shared dispositive power with respect to 0 shares.

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

(3)
Pursuant to a Schedule 13G/A filed by T. Rowe Price Investment Management, Inc., or T. Rowe Price, with the SEC on November 11, 2024, T. Rowe Price is the beneficial owner of 884,334 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, T. Rowe Price has reported having sole voting power with respect to 878,473 shares and shared voting power with respect to 0 shares, as well as sole dispositive power with respect to 884,334 shares and shared dispositive power with respect to 0 shares.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Non-Voting Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2024 under the Company’s stockholder approved stock plans.

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

Related Party Transactions

There were not any related party transactions during the years ended December 31, 2024 and December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2024 and 2023 by the independent registered public accounting firm, BDO USA, P.C.

(In thousands)	2024	2023
Audit Fees	$470	$527
Audit-Related Fees	38	40
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$508	$567

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

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2024 and 2023.

All Other Fees: consist of fees for services other than described above.  The independent registered public accounting firm did not provide any other services to the Company in 2024 and 2023.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm.  Any changes in the amounts quoted are also subject to pre-approval by the committee.  Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2024 is compatible with maintaining its independence

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report:	Page(s)*
(1)	Financial Statements:
Reports of Independent Registered Public Accountants (BDO USA,P.C.; Wilmington, DE; PCAOB ID# 243)
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Operations for the three years ended December 31, 2024
Consolidated Statements of Cash Flows for the three years ended December 31, 2024
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2024
Notes to Consolidated Financial Statements

(2)	Exhibits: see the exhibit list below

* Page number shown refers to page number in this Annual Report on Form 10-K
ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at our option.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2024

EXHIBIT LIST
Exhibit Number	Description

3.1	Amended and Restated By-laws of Artesian Resources Corporation incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q filed on November 8, 2024.

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

10.8
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

10.12
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

10.13
Amendment to Asset Purchase Agreement, dated May 11, 2022, by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Clayton, a Delaware municipality, incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on August 5, 2022.

10.14
Stock Purchase Agreement, dated August 27, 2021, by and among Artesian Wastewater Management, Inc., a Delaware corporation, and Middlesex Water Company, a New Jersey corporation. Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed on November 5, 2021.

10.15
Asset Purchase Agreement, dated February 16, 2022, by and among Artesian Water Company, Inc. a Delaware corporation, and the Town of Clayton, a Delaware municipality. Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022.

10.16
Asset Purchase Agreement, dated June 11, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the City of Delaware City, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on June 16, 2020.

10.17
Asset Purchase Agreement, dated February 27, 2020 by and among Artesian Water Company, Inc., a Delaware corporation, and the Town of Frankford, a Delaware municipality.  Incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed on March 4, 2020.

10.18
Financing Agreement, dated as of April 28, 2020, between Artesian Water Company, Inc. and Delaware Drinking Water State Revolving Fund, acting by and through the Delaware Department of Health & Social Services, Division of Public Health.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on April 30, 2020.

10.19
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

10.25
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

10.27
Second Amended and Restated Revolving Credit Agreement between Artesian Water Company, Inc. and CoBank, ACB dated September 20, 2019. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on November 8, 2019.

10.28
Demand Line of Credit Agreement dated January 19, 2010 between Artesian Resources Corporation and each of its subsidiaries and Citizens Bank of Pennsylvania, as amended or modified from time to time.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on January 25, 2010.

10.29
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

10.30
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

10.31
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

10.32
Artesian Resources Corporation 2005 Equity Compensation Plan.  Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005. ***

10.33
Amended and Restated Artesian Resources Corporation 1992 Non-Qualified Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2003 filed on July 31, 2003.***

10.34	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.***

10.35	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

10.36	Agreement and Mutual Release, dated as of March 16, 2025, by and between Dian C. Taylor and Artesian Resources Corporation.*

19.1	Insider Trading Policy, dated March 25, 2025.*

21	Subsidiaries of the Company as of December 31, 2024. *

23.1	Consent of BDO USA, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97
Artesian Resources Corporation Clawback Policy, effective as of August 7, 2023. Incorporated by reference to Exhibit 97  filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

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

Date March 26, 2025	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLLE R. TAYLOR	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Nicholle R. Taylor		March 26, 2025

/s/ DAVID B. SPACHT	Chief Financial Officer (Principal Financial Officer)
David B. Spacht		March 26, 2025

/s/ JENNIFER L. FINCH	Corporate Treasurer and Senior Vice
Jennifer L. Finch	President of Finance (Principal Accounting Officer)	March 26, 2025

/s/ KENNETH R. BIEDERMAN
Kenneth R. Biederman	Director	March 26, 2025

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 26, 2025

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 26, 2025

/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 26, 2025