Form 10-Q
period 2025-03-31
ARTESIAN RESOURCES CORP
filed 2025-05-09
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to  _____

Commission file number 000-18516

ARTESIAN RESOURCES CORPORATION
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	51-0002090
--------------------------------------------------------------------	-------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

664 Churchmans Road, Newark, Delaware 19702
------------------------------------------------------------------
(Address of principal executive offices)

(302) 453 – 6900
-----------------------------------------------------------
(Registrant’s telephone number, including area code)

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

As of May 7, 2025, 9,426,633 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	March 31, 2025	December 31, 2024
Utility plant, at original cost (less accumulated depreciation - 2025 - $195,797; 2024 - $192,253)	$756,688	$747,186
Current assets
Cash and cash equivalents	3,707	1,147
Accounts and other receivables (less provision for expected credit loss - 2025 - $351; 2024 - $343)	10,082	11,339
Income tax receivable	183	624
Unbilled operating revenues	1,757	1,861
Materials and supplies	5,527	4,278
Prepaid property taxes	1,196	2,188
Prepaid expenses and other	2,720	3,091
Total current assets	25,172	24,528
Other assets
Non-utility property (less accumulated depreciation - 2025 - $1,132; 2024 - $1,116)	3,587	3,603
Other deferred assets	6,998	6,525
Goodwill	1,939	1,939
Operating lease right-of-use assets	412	414
Total other assets	12,936	12,481
Regulatory assets, net	14,056	14,428
Total Assets	$808,852	$798,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common stock	$10,303	$10,300
Preferred stock	—	—
Additional paid-in capital	144,047	143,920
Retained earnings	87,300	84,969
Total stockholders’ equity	241,650	239,189
Long-term debt, net of current portion	175,933	176,509
	417,583	415,698
Current liabilities
Lines of credit	—	—
Current portion of long-term debt	2,280	2,167
Accounts payable	9,179	11,228
Accrued expenses	5,247	5,336
Overdraft payable	300	31
Accrued interest	1,334	930
Income taxes payable	1,756	500
Customer and other deposits	3,400	3,347
Other	2,131	2,054
Total current liabilities	25,627	25,593

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	1,554	1,582
Operating lease liabilities	403	404
Regulatory liabilities	29,975	30,267
Deferred investment tax credits	405	409
Deferred income taxes	52,120	52,265
Total deferred credits and other liabilities	84,457	84,927

Net contributions in aid of construction	281,185	272,405
Total Liabilities and Stockholders’ Equity	$808,852	$798,623
See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Operating revenues
Water sales	$20,687	$19,825
Other utility operating revenue	3,358	3,015
Non-utility operating revenue	1,841	1,704
Total Operating Revenues	25,886	24,544

Operating expenses
Utility operating expenses	12,324	11,957
Non-utility operating expenses	1,122	1,116
Depreciation and amortization	3,357	3,465
State and federal income taxes	1,851	1,681
Property and other taxes	1,686	1,606
Total Operating Expenses	20,340	19,825

Operating income	5,546	4,719

Other income
Allowance for funds used during construction (AFUDC)	566	285
Miscellaneous income	1,489	1,574

Income before interest charges	7,601	6,578

Interest charges	2,166	2,167

Net income applicable to common stock	$5,435	$4,411

Net income per common share:
Basic	$0.53	$0.43
Diluted	$0.53	$0.43

Weighted average common shares outstanding:
Basic	10,302	10,287
Diluted	10,306	10,291

Cash dividends per share of common stock	$0.3014	$0.2897

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,435	$4,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357	3,465
Amortization of debt expense	88	89
Amortization of deferred income tax regulatory liability	(325)	(111)
Provision for expected credit loss	49	46
Deferred income taxes, net	(149)	(109)
Stock compensation	46	68
AFUDC, equity portion	(383)	(188)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	1,208	1,736
Income tax receivable	441	1,741
Unbilled operating revenues	104	206
Materials and supplies	(1,249)	1,130
Income tax payable	1,256	824
Prepaid property taxes	992	1,133
Prepaid expenses and other	371	409
Other deferred assets	(482)	(560)
Regulatory assets	(4)	(54)
Regulatory liabilities	—	(4)
Accounts payable	(36)	(581)
Accrued expenses	(231)	(580)
Accrued interest	404	(435)
Customer deposits and other, net	66	(42)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,958	12,594

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(10,398)	(8,922)
Proceeds from sale of assets	3	600
NET CASH USED IN INVESTING ACTIVITIES	(10,395)	(8,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(357)	—
Borrowings under lines of credit agreements	357	—
Increase in overdraft payable	269	44
Proceeds from contributions in aid of construction and advances	5,840	5,393
Payouts for contributions in aid of construction and advances	(630)	(193)
Net proceeds from issuance of common stock	85	90
Issuance of long–term debt	—	758
Dividends paid	(3,104)	(2,980)
Principal repayments of long-term debt	(463)	(386)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,997	2,726

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2025	2024

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,560	$6,998

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,147	2,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,707	$9,503

Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended March 31,
	2025	2024
Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$4,774	$3,167

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	$(1,810)	$102

Interest paid	$1,674	$2,513
Income taxes paid	$678	$7
Income taxes refunded	$50	$701

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397
Net income	–	–	–	–	–	4,411	4,411
Cash dividends declared
Common stock	–	–	–	–	–	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	87	–	90
Employee stock options and awards(4)	–	–	–	–	68	–	68
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2024	9,407	881	$9,407	$881	143,524	78,174	231,986

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189
Net income	–	–	–	–	–	5,435	5,435
Cash dividends declared
Common stock	–	–	–	–	–	(3,104)	(3,104)
Issuance of common stock
Dividend reinvestment plan	3	–	3	–	82	–	85
Employee stock options and awards(4)	–	–	–	–	45	–	45
Employee Retirement Plan(3)	–	–	–	–	–	–	–
Balance as of March 31, 2025	9,422	881	$9,422	$881	$144,047	$87,300	$241,650

(1)	At March 31, 2025, and March 31, 2024, Class A Stock had 15,000,000 shares authorized. For the same periods, shares issued, inclusive of treasury shares, were 9,450,519 and 9,435,785, respectively.
(2)	At March 31, 2025, and March 31, 2024, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)	Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for March 31, 2025 and March 31, 2024, See Note 8 - Stock Compensation Plans.

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

Artesian Wastewater Management, Inc., or Artesian Wastewater, operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI.  Artesian Wastewater and TESI are regulated entities that own wastewater collection and treatment infrastructure and provide wastewater services to customers in Sussex County, Delaware as regulated public wastewater service companies.

MARYLAND REGULATED UTILITY SUBSIDIARIES

Artesian Water Maryland, Inc., or Artesian Water Maryland, distributes and sells water to residential, commercial, industrial and municipal customers in Cecil County, Maryland.

Artesian Wastewater Maryland, Inc., or Artesian Wastewater Maryland, is authorized and able to provide regulated wastewater services to customers in the State of Maryland.  It is currently not providing these services.

PENNSYLVANIA REGULATED UTILITY SUBSIDIARY

Artesian Water Pennsylvania, Inc., or Artesian Water Pennsylvania, provides water service to a residential community in Chester County, Pennsylvania.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information provided not misleading.  Accordingly, these condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's annual report on Form 10-K for fiscal year 2024 as filed with the SEC on March 26, 2025.

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company’s balance sheet position as of March 31, 2025, the results of its operations for the three-month periods ended March 31, 2025 and March 31, 2024, its cash flows for the three-month periods ended March 31, 2025 and March 31, 2024 and the changes in stockholders’ equity for the three-month periods ended March 31, 2025 and March 31, 2024.  The December 31, 2024 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2024 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and TESI are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, and Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Accounting Standards Codification, or ASC, 980, Regulated Operations, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 16 - Business Segment Information to our Condensed Consolidated Financial Statements for a full description of our segment information.
Use of Estimates

The condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions that could impact the Company’s financial condition, results of operations and cash flows.  Actual results could differ from management's estimates.  Management makes certain estimates and assumptions regarding unbilled revenues, accounting for income taxes, credit losses and reserves for bad debt, lease agreements, goodwill and contingent assets and liabilities at the date of the condensed consolidated financial statements.

Utility Plant
All additions to utility plant are recorded at cost.  Business combinations pursuant to ASC 805, Business Combinations, may result in a purchase price allocation and the acquired assets are required to be evaluated by the applicable regulatory agency.

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.93% and 1.93% for March 31, 2025 and December 31, 2024, respectively.   In a rate order issued by the DEPSC, the Company was directed effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Certain other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

NOTE 3 – REVENUE RECOGNITION

Background

Artesian’s operating revenues are primarily derived from contract services based upon regulated tariff rates approved by the DEPSC, the MDPSC, and the PAPUC.  Regulated tariff contract service revenues consist of water consumption, industrial wastewater services, fixed fees for water and wastewater services including customer and fire protection fees, service charges and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in our tariffs that represent standalone selling prices.  Our non-tariff contract revenues, which are primarily non-utility revenues, are derived from SLP Plan fees, water and wastewater contract operations, design and installation contract services, and wastewater inspection fees.  Other regulated operating revenue is primarily derived from developer guarantee contributions for wastewater and rental income for antenna agreements, which are not considered in the scope of ASC 606, Revenue from Contracts with Customers.

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

Artesian generates service charges primarily from non-payment fees, such as water shut-off and reconnection fees and finance charges.  These fees are billed and recognized as revenue at the point in time when our tariff indicates the Company has the right to payment such as days past due have been reached or shut-offs and reconnections have been performed.  There is no contract asset or liability associated with these fees.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of March 31, 2025, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:
(in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Tariff Revenue
Consumption charges	$13,022	$12,311
Fixed fees	9,266	9,320
Service charges	180	201
DSIC	299	—
Metered wastewater services	187	139
Industrial wastewater services	432	398
Total Tariff Revenue	$23,386	$22,369

Non-Tariff Revenue
Service line protection plans	$1,632	$1,431
Contract operations	253	267
Design and installation	4	54
Inspection fees	171	76
Total Non-Tariff Revenue	$2,060	$1,828

Other Operating Revenue	$440	$347

Total Operating Revenue	$25,886	$24,544

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Contract Assets – Tariff	$2,861	$3,030

Deferred Revenue
Deferred Revenue – Tariff	$1,324	$1,385
Deferred Revenue – Non-Tariff	707	714
Total Deferred Revenue	$2,031	$2,099

For the three months ended March 31, 2025, the Company recognized revenue of $1.4 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2025 and December 31, 2024, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2025 and December 31, 2024, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately four years and one year, respectively.

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

	March 31,	December 31,	December 31,
(in thousands)	2025	2024	2023

Customer accounts receivable – water	$6,264	$6,824	$6,573
Customer accounts receivable – wastewater	725	928	869
Customer accounts receivable – SLP Plan	435	470	409
Settlement agreement receivable – short term	2,500	2,523	2,747
Developer receivable	425	837	2,089
Miscellaneous accounts receivable	84	100	471
	10,433	11,682	13,158
Less: provision for expected credit loss	351	343	328
Net accounts receivable	$10,082	$11,339	$12,830

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 3 years to 72 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right -of- use assets as we expect to exercise the options. One of the leases for land was terminated in its entirety effective October 10, 2024.  The remaining lease liability and right-of-use asset for the terminated lease was removed in the fourth quarter of 2024.  The difference between the carrying amounts of the right-of-use asset and the lease liability was recorded in the income statement.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payment for the remaining land operating lease increases each year by the most recent increase in the Consumer Price Index and includes a provision to periodically adjust the annual lease payment based on the fair market value of the parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

Management made certain assumptions related to the separation of lease and nonlease components and to the discount rate used when calculating the right -of- use asset and liability amounts for the operating leases.  As our leases do not provide an implicit rate, we use our incremental borrowing rates for long-term and short-term agreements and apply the rates accordingly based on the term of the lease agreements to determine the present value of lease payments.

Rent expense for all operating leases, except those with terms of 12 months or less, comprises:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Minimum rentals	$2	$4
Contingent rentals	–	–

	$2	$4

Supplemental cash flow information related to leases is as follows:

	(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$412	$504

Supplemental balance sheet information related to leases is as follows:

	(in thousands, except lease term and discount rate)
	March 31, 2025	December 31, 2024

Operating Leases:
Operating lease right-of-use assets	$412	$414

Other current liabilities	$8	8
Operating lease liabilities	403	404
Total operating lease liabilities	$411	$412

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2025 are as follows:

(in thousands)
Operating Leases
Year
2025	$28
2026	28
2027	28
2028	20
2029	20
Thereafter	1,320
Total undiscounted lease payments	$1,444
Less effects of discounting	(1,033)
Total lease liabilities recognized	$411

As of March 31, 2025, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of March 31, 2025 and December 31, 2024, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	March 31, 2025	December 31, 2024
Carrying amount	$178,213	$178,676
Estimated fair value	159,926	154,795

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

NOTE 7 – INCOME TAXES

Deferred income taxes are provided in accordance with ASC 740, Income Taxes, on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the condensed consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Under ASC 740, Income Taxes, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. For the full year 2024, the Company accrued approximately $17 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return.  For the three months ended March 31, 2025, the Company has accrued approximately $4 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2021 through 2024.

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

On May 6, 2024, 5,000 shares of Class A Non-Voting Common Stock, or Class A Stock, were granted as restricted stock awards.  The fair value per share was $37.07, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

Compensation expense of approximately $46 thousand, related to the May 2024 issue of restricted stock awards, was recorded for three months ended March 31, 2025.  Compensation expense of approximately $68 thousand was recorded for three months ended March 31, 2024 for restricted stock awards issued in May 2023.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the three months ended March 31, 2025:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at Janaury 1, 2025	—	$—		$—	5,000	$37.07
Granted	—	—		—	—	—
Exercised/vested and released	—	—		—	—	—
Expired/cancelled	—	—		—	—	—
Outstanding at March 31, 2025	0	$0	0	$0	5,000	$37.07

Exercisable/vested at March 31, 2025	0	$0	0	$0	—	—

There were no options exercised during the three months ended March 31, 2025.

There were no unvested option shares outstanding under the 2015 Plan during the three months ended March 31, 2025.

As of March 31, 2025, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of March 31, 2025, there was approximately $18 thousand total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.10 years, the remaining vesting period for the restricted stock awards.

NOTE 9 – GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2025 Artesian Water was serving approximately 97,700 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2025, Artesian Wastewater and TESI were serving approximately 8,700 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.

(in thousands)	March 31, 2025	December 31, 2024

Investment in CoBank	$6,889	$6,425
Other deferred assets	109	100
	$6,998	$6,525

NOTE 11 – REGULATORY ASSETS

The ASC 980, Regulated Operations, stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency. Certain expenses are recoverable through rates charged to our customers, without a return on investment, and are deferred and amortized during future periods using various methods as permitted by the DEPSC, MDPSC, and PAPUC.

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

Affiliated interest agreement deferred costs relate to the regulatory and administrative costs resulting from efforts necessary to secure water allocations in Artesian Water Pennsylvania’s territory for the provision of service to the surrounding area and interconnection to Artesian Water Pennsylvania’s affiliate regulated water utility Artesian Water.  These costs were specifically included for cost recovery pursuant to an Affiliated Interest Agreement between Artesian Water and Artesian Water Pennsylvania and were approved for recovery by the PAPUC. Amortization of these deferred costs began in the fourth quarter of 2023.

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

Unrecovered reserve for depreciation of $4.3 million was the result of the implementation of a change in depreciation methods for certain general plant assets that are being amortized over five years and recovered in customer rates effective June 12, 2024 as part of the DEPSC approved settlement agreement for the Artesian Water rate application filed on April 28, 2023.  Amortization of these deferred costs began in the third quarter of 2024.  Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs - Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:
	(in thousands)
	March 31, 2025	December 31, 2024

Deferred contract costs and other	$307	$271
Rate case studies	132	141
Delaware rate proceedings	430	474
Deferred income taxes	418	423
Debt related costs	3,881	3,969
Deferred costs affiliated interest agreement	1,040	1,054
Goodwill	249	251
Deferred acquisition and franchise costs – Maryland	379	389
Deferred acquisition costs – Delaware	228	231
Deferred acquisition adjustments – Delaware	3,341	3,359
Unrecovered reserve for depreciation	3,651	3,866
	$14,056	$14,428

NOTE 12 – REGULATORY LIABILITIES

ASC 980, Regulated Operations, stipulates generally accepted accounting principles for companies whose rates are established or subject to approvals by a third-party regulatory agency.  Certain obligations are deferred and/or amortized as determined by the DEPSC, MDPSC, and PAPUC.  Regulatory liabilities represent excess recovery of cost or other items that have been deferred because it is probable such amounts will be returned to customers through future regulated rates.

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

Pursuant to the enactment of the Tax Cuts and Jobs Act, or TCJA, on December 22, 2017, the Company adjusted its existing deferred income tax balances to reflect the decrease in the corporate income tax rate from 34% to 21% (see Note 7 – Income Taxes ) resulting in a decrease in the net deferred income tax liability of $24.3 million, of which $22.8 million was reclassified to a regulatory liability related to Artesian Water and Artesian Water Maryland.  The regulatory liability amount is subject to certain Internal Revenue Service, or IRS, normalization rules that require the benefits to customers be spread over the remaining useful life of the underlying assets giving rise to the associated deferred income taxes.  On January 31, 2019, the DEPSC approved Artesian Water to amortize the regulatory liability amount of $22.2 million over a period of 49.5 years beginning February 1, 2018, subject to audit at a later date. In May 2022, Artesian Water received a rate order from the DEPSC instructing Artesian Water to continue amortizing the liability over a period of 49.5 years, subject to review in Artesian Water’s next base rate filing. On June 12, 2024, the DEPSC approved a settlement agreement for the Artesian Water rate application, filed on April 28, 2023, that required two changes to the deferred income tax regulatory liability effective June 12, 2024.  A $7.6 million gross-up adjustment was recorded to reflect the benefit customers would receive from the implementation of new base rates and $4.0 million of the regulatory liability, which represents costs not subject to IRS normalization rules, is now required to be amortized over a six-year period rather than 49.5 years.  The MDPSC has not issued a final order on the regulatory liability amount of $0.6 million regarding the effects of the TCJA on Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	March 31, 2025	December 31, 2024

Utility plant retirement cost obligation	$312	$279
Deferred settlement refunds	2,496	2,496
Deferred income taxes (related to TCJA)	27,167	27,492
	$29,975	$30,267

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

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis.  The actual effective increase is less than 12.41% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 10.75%, the net of the overall 12.41% increase less the DSIC rate of 1.66% currently in effect, if the requested increase is granted in full by the DEPSC.  The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to place into effect temporary rates of up to 15% of gross water sales, or $2.5 million, whichever is lower, on an annual basis, 60 days after the application is filed, subject to refund, until permanent rates are determined by the DEPSC.  Artesian Water has petitioned the DEPSC to implement a temporary incremental increase in rates of 1.22% effective June 3, 2025, providing approximately $1.2 million in additional annual revenue.

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

The following table summarizes (1) Artesian Water’s last two applications with the DEPSC to collect DSIC rates and (2) the rate upon which eligible plant improvements was based:

Application Date	05/30/2024	11/22/2024
DEPSC Approval Date	06/12/2024	12/18/2024
Effective Date	07/01/2024	01/01/2025
Cumulative DSIC Rate	0.34%	1.66%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$2.0	$11.7
Eligible Plant Improvements – Installed Beginning Date	11/01/2023	11/01/2023
Eligible Plant Improvements – Installed Ending Date	04/30/2024	10/31/2024

On December 18, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 1.66%, effective January 1, 2025.  Effective July 1, 2024, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.34% DSIC.  The January 1, 2025 and July 1, 2024 DSIC rates are subject to periodic audit by the DEPSC.  For the three months ended March 31, 2025, we earned approximately $0.3 million in DSIC revenue.  For the three months ended March 31, 2024, we did not report any earnings in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,302	10,287
Dilutive effect of employee stock options and awards	4	4

Weighted average common shares outstanding during the period for diluted computation	10,306	10,291

For the three months ended March 31, 2025 and 2024, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three months ended March 31, 2025 and 2024, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock. As of March 31, 2025, 9,421,542 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of March 31, 2024, 9,406,808 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.46 and $23.24 at March 31, 2025 and December 31, 2024, respectively. These amounts were computed by dividing common stockholders’ equity by the number of weighted average shares of common stock outstanding on March 31, 2025 and December 31, 2024, respectively.

NOTE 15 – LEGAL PROCEEDINGS
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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four multi-district litigation, or MDL, class action settlements designed to resolve claims for per - and polyfluoroalkyl substances, or  PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc; and (4) BASF Corporation.  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements. The amount of recovery, if any, by Artesian Resources’ subsidiaries is uncertain.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
	2025			2024
in thousands	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$24,045	$24,045		$22,840	$22,840

Reconciliation of revenue
Other revenues		1,905	(a)		1,763	(a)
Inter-segment elimination		(64)			(59)
Consolidated revenues		25,886			24,544

Less: (b)
Payroll and Benefits (c)	6,210			6,358
Supply and Delivery (d)	3,452			3,363
Administrative (e)	2,725			2,295
Depreciation and Amortization	3,344			3,451
Income Taxes	1,584			1,425
Property and other taxes	1,668			1,591
Regulated Utility Operating Income	$5,062	$5,062		$4,357	$4,357

Reconciliation of operating income
Other profit		484	(a)		362	(a)
Consolidated operating income		$5,546			$4,719

	March 31, 2025		March 31, 2024
	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$801,517	$801,517	$793,118	$793,118

Reconciliation of assets
Other assets		7,335		5,505
Consolidated assets		$808,852		$798,623

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
– This category does not include amounts capitalized on the Condensed Consolidated Balance Sheet
(d) Supply and Delivery:
– This category includes purchased power, purchased water, chemicals, infrastructure maintenance and repair costs, and wastewater disposal fees
(e) Administration expense:
– This category includes computer systems maintenance and subscription fees, audit and legal fees, insurance, customer billing, and other general and administrative expenses

NOTE 17 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board, or FASB issued amended guidance on Income Taxes: Improvements to Income Tax.  The amendments require the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes.  The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard is to be applied on a prospective basis, although optional retrospective application is permitted.  While the standard will require additional disclosures related to the Company’s income taxes, management does not expect the adoption of this guidance to have an impact on the Company’s results of operations or cash flows.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any future rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, such as changes in weather, changes in our contractual obligations, changes in government policies, the timing and results of our rate requests, failure to receive regulatory approval, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2025

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 92.7% of total operating revenues for the three months ended March 31, 2025 and 92.8% for the three months ended March 31, 2024.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2025, the number of metered water customers in Delaware increased approximately 1.6% compared to March 31, 2024.  The number of metered water customers in Maryland increased approximately 2.2% compared to March 31, 2024.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2024.  For the three months ended March 31, 2025, approximately 2.2 billion gallons of water were distributed in our Delaware systems and approximately 16.4 million gallons of water were distributed in our Maryland systems.

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis.  The actual effective increase is less than 12.41% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 10.75%, the net of the overall 12.41% increase less the DSIC rate of 1.66% currently in effect, if the requested increase is granted in full by the DEPSC.  The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, Artesian Water is permitted to place into effect temporary rates of up to 15% of gross water sales, or $2.5 million, whichever is lower, on an annual basis, 60 days after the application is filed, subject to refund, until permanent rates are determined by the DEPSC.  Artesian Water has petitioned the DEPSC to implement such temporary rates effective June 3, 2025.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of March 31, 2025, the number of Delaware wastewater customers increased approximately 6.3% compared to March 31, 2024.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2025, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.2%, 3.3% and 2.2%, respectively, compared to March 31, 2024.

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

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control for construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  Under its previous permit, SRRF provided solely land disposal services for a single commercial processing and treatment plant.  Under its new permit, SRRF will continue providing those disposal services alongside the new treatment plant. The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure and is expected to be completed in 2025.

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

Other Matters

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  Water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  The Company has installed treatment for PFAS at several wellfields to date and has included installation of treatment at additional locations in 2025 in its capital budget, with any remaining necessary treatment planned to be installed before 2029.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 15 – Legal Proceedings.

The Lead and Copper Rule, or LCR, is a federal regulation that limits the concentration of lead and copper allowed in public drinking water at the consumer’s tap, in addition to limiting the permissible amount of pipe corrosion occurring due to the water itself.  The LCR limits the levels of lead and copper in water by improving water treatment, testing for lead and copper at customer taps, and eliminating the water supply as a significant source of lead and copper.  The EPA published a revised LCR in 2021, or LCR Revisions, to provide greater and more effective protection of public health by reducing exposure to lead and copper in drinking water.  Implementation of the revised rule is intended to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication.  In addition, implementation of the revised rule is anticipated to accelerate lead service line replacements by closing existing regulatory loopholes, propelling early action, and strengthening replacement requirements.  We filed all required Lead Service Line Inventories by the October 16, 2024 deadline and are fully compliant with the LCR Revisions.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

Operating Revenues

Revenues totaled $25.9 million for the three months ended March 31, 2025, $1.3 million, or 5.5%, more than revenues for the three months ended March 31, 2024.

Water sales revenue increased $0.9 million, or 4.3%, for the three months ended March 31, 2025 from the corresponding period in 2024, primarily due to an increase in overall water consumption, DSIC revenue and customer growth.  We realized 79.9% and 80.8% of our total operating revenue for the three months ended March 31, 2025 and March 31, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.3 million, or 11.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.1 million, or 8.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.  This increase is primarily due to an increase in Service Line Protection Plan revenue.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.5 million, or 3.1%, for the three months ended March 31, 2025, compared to the same period in 2024.

Utility operating expenses increased $0.4 million, or 3.1%, for the three months ended March 31, 2025 compared to the same period in 2024.  The increase in utility operating expenses consists of a $0.4 million increase in administrative costs and a $0.2 million increase in purchased power and purchased water costs.  The increase in utility operating expenses is offset by a $0.1 million decrease in each of supply and treatment costs and payroll and employee benefit costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 58.5% for the three months ended March 31, 2025, compared to 59.8% for the three months ended March 31, 2024.

Depreciation and amortization expense decreased $0.1 million, or 3.1%, primarily due to a decrease in depreciation expense related to an increase in depreciation on utility plant funded by Contributions in Aid of Construction.

Federal and state income tax expense increased $0.2 million, or 10.1%, primarily due to higher pre-tax book income, partially offset by higher regulatory deferred income tax amortization in 2025 compared to 2024.

Other Income

Other income increased $0.2 million, primarily due to an increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $1.0 million, or 23.2%.  Total operating revenues increased $1.3 million and other income increased $0.2 million, offset by a $0.5 million increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2025 were $11.0 million of cash provided by operating activities and $5.2 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the three months ended March 31, 2025 was $11.0 million provided by cash flow from operating activities, compared to $12.6 million for the three months ended March 31, 2024.  The decrease in cash flows from operating activities is primarily from lower material and supplies, income taxes receivable and accounts receivables, offset by higher net income, income taxes payable, accounts payable and accrued expenses.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2025 were $10.4 million compared to $8.9 million during the same period in 2024.  During the first three months of 2025, these investments include renewals associated with the rehabilitation of aging infrastructure, installation of new mains, upgrading elevated storage tanks, upgrading and replacing our meter reading equipment, construction of a new wastewater treatment plant and upgrading existing pumping stations to better serve our customers.

Financing Activities

For the three months ended March 31, 2025, cash flows provided by financing activities were $2.0 million, compared to $2.7 million for the three months ended March 31, 2024.  Our primary source of liquidity from financing activities for the three months ended March 31, 2025 was $5.2 million in net contributions and advances from developers.  The cash flows provided by financing activities decreased due to decreased issuance of long-term debt and higher stock dividend payments.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At March 31, 2025, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2025, there was $40.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 0.85%, which was increased to 1.10% effective August 3, 2023.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 18, 2026 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2025, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2025, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2025.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,843	$40,610	$12,476	$192,089	$253,018
State revolving fund loans (principal and interest)	1,144	2,130	2,130	9,265	14,669
Promissory note (principal and interest)	962	1,923	1,926	8,447	13,258
Asset purchase contractual obligation (principal and interest)	333	647	---	---	980
Lines of credit	---	---	---	---	---
Operating leases	28	56	40	1,320	1,444
Operating agreements	38	31	---	---	69
Unconditional purchase obligations	943	781	114	241	2,079
Tank painting contractual obligation	157	---	---	---	157
Total contractual cash obligations	$11,448	$46,178	$16,686	$211,362	$285,674

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2025, we were in compliance with these covenants.

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

In order to control purchased power costs and avoid fluctuations in electricity rates that happen due to the change of seasons, energy supply changes, or other outside factors, we utilize contracts with electric suppliers that provide a fixed rate.  In February 2021, Artesian Water entered into an electric supply contract with MidAmerican that is effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In April 2025, Artesian entered into an electric supply contract with Constellation NewEnergy, Inc. that is effective from May 2025 to May 2029 for Delaware operations.  The supply rate was increased approximately 25% starting in May 2025.  The total estimated annual increase in electric supply expense beginning in May 2025 is approximately $0.5 million.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In April 2025, Artesian Water Maryland entered into an electric supply agreement with WGL Energy that is effective from November 2025 through November 2029 for Maryland operations.  The fixed rate was increased 5.5% starting in November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, assumed an electric supply contract with WGL Energy that was effective through December 2024.  In November 2024, TESI entered into a short-term electric supply contract with WGL Energy effective December 2024 through May 2025.  The fixed rate was increased 44.4% starting in December 2024.  These fixed rate electric supply contracts are for normal purchases and are not derivative instruments.

Critical Accounting Estimates; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2024 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2024.  The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those based on such assumptions and estimates.

Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2024.  There have been no changes in our critical accounting estimates.  Our significant accounting policies are described in our notes to the 2024 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2024 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2025 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company’s exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of March 31, 2025, there were no outstanding balances on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to achieve the foregoing objectives. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.  For a full discussion of our current legal proceedings or litigation arising in the ordinary course of business, refer to Note 15 - Legal Proceedings.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a) None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6 - EXHIBITS

Exhibit No.	Description
10.1

Agreement and Mutual Release, dated as of March 16, 2025, by and between Dian C. Taylor and Artesian Resources Corporation. Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2024 filed on March 26, 2025.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 9, 2025	By:	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ DAVID B. SPACHT
David B. Spacht Chief Financial Officer (Principal Financial Officer)

*   Filed herewith
** Furnished herewith