Form 10-Q
period 2025-06-30
ARTESIAN RESOURCES CORP
filed 2025-08-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(302) 453 – 6900
-----------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ARTNA	The Nasdaq Stock Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

As of August 6, 2025, 9,429,149 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	June 30, 2025	December 31, 2024
Utility plant, at original cost (less accumulated depreciation - 2025 - $198,012; 2024 - $192,253)	$770,488	$747,186
Current assets
Cash and cash equivalents	349	1,147
Accounts and other receivables (less provision for expected credit loss - 2025 - $396; 2024 - $343)	11,002	11,339
Income tax receivable	112	624
Unbilled operating revenues	2,670	1,861
Materials and supplies	4,543	4,278
Prepaid property taxes	1	2,188
Prepaid expenses and other	3,622	3,091
Total current assets	22,299	24,528
Other assets
Non‑utility property (less accumulated depreciation - 2025 - $1,130; 2024 - $1,116)	3,581	3,603
Other deferred assets	6,986	6,525
Goodwill	1,939	1,939
Operating lease right-of-use assets	410	414
Total other assets	12,916	12,481
Regulatory assets, net	13,593	14,428
Total Assets	$819,296	$798,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,311	$10,300
Preferred stock	-	-
Additional paid-in capital	144,173	143,920
Retained earnings	90,421	84,969
Total stockholders' equity	244,905	239,189
Long-term debt, net of current portion	175,138	176,509
	420,043	415,698
Current liabilities
Lines of credit	1,986	-
Current portion of long-term debt	2,213	2,167
Accounts payable	10,424	11,228
Accrued expenses	3,109	5,336
Overdraft payable	62	31
Accrued interest	893	930
Income taxes payable	1,305	500
Customer and other deposits	3,387	3,347
Other	2,190	2,054
Total current liabilities	25,569	25,593

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	1,453	1,582
Operating lease liabilities	401	404
Regulatory liabilities	29,664	30,267
Deferred investment tax credits	402	409
Deferred income taxes	52,730	52,265
Total deferred credits and other liabilities	84,650	84,927

Net contributions in aid of construction	289,034	272,405
Total Liabilities and Stockholders' Equity	$819,296	$798,623

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenues
Water sales	$23,083	$22,501	$43,771	$42,326
Other utility operating revenue	3,639	3,288	6,997	6,303
Non-utility operating revenue	1,827	1,627	3,667	3,331
Total Operating Revenues	28,549	27,416	54,435	51,960

Operating expenses
Utility operating expenses	12,505	12,179	24,830	24,136
Non-utility operating expenses	1,009	1,145	2,131	2,261
Depreciation and amortization	3,414	3,425	6,771	6,889
State and federal income taxes	2,163	1,945	4,015	3,627
Property and other taxes	1,603	1,524	3,288	3,130
Total Operating Expenses	20,694	20,218	41,035	40,043

Operating income	7,855	7,198	13,400	11,917

Other income, net
Allowance for funds used during construction (AFUDC)	619	367	1,186	653
Miscellaneous (expense) income	(29)	(65)	1,459	1,508

Income before interest charges	8,445	7,500	16,045	14,078

Interest charges	2,155	2,175	4,320	4,342

Net income applicable to common stock	$6,290	$5,325	$11,725	$9,736

Income per common share:
Basic	$0.61	$0.52	$1.14	$0.95
Diluted	$0.61	$0.52	$1.14	$0.95

Weighted average common shares outstanding:
Basic	10,308	10,293	10,305	10,290
Diluted	10,310	10,295	10,308	10,293

Cash dividends per share of common stock	$0.3074	$0.2955	$0.6088	$0.5852

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,725	$9,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,771	6,889
Amortization of debt expense	176	177
Amortization of deferred income tax regulatory liability	(649)	(267)
Provision for expected credit loss	103	97
Deferred income taxes, net	458	264
Stock compensation	92	125
AFUDC, equity portion	(807)	(443)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	234	690
Income tax receivable	512	1,636
Unbilled operating revenues	(809)	(879)
Materials and supplies	(265)	1,220
Income tax payable	805	643
Prepaid property taxes	2,187	2,266
Prepaid expenses and other	(531)	(174)
Other deferred assets	(478)	(475)
Regulatory assets	30	(187)
Regulatory liabilities	(103)	(177)
Accounts payable	614	(1,752)
Accrued expenses	(1,272)	34
Accrued interest	(37)	(29)
Customer deposits and other, net	139	65
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,895	19,459

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(26,259)	(18,372)
Proceeds from sale of assets	88	612
NET CASH USED IN INVESTING ACTIVITIES	(26,171)	(17,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(357)	-
Borrowings under lines of credit agreements	2,343	-
Increase in overdraft payable	31	65
Proceeds from contributions in aid of construction and advances	13,223	8,965
Payouts for contributions in aid of construction and advances	(1,336)	(687)
Net proceeds from issuance of common stock	172	180
Issuance of long–term debt	-	758
Dividends paid	(6,273)	(6,022)
Principal repayments of long-term debt	(1,325)	(1,212)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,478	$2,047

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)
	For the Six Months Ended
	June 30,
	2025	2024

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	$(798)	$3,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,147	2,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$349	$6,251

Supplemental Disclosures of Cash Flow Information:

	For the Six Months Ended
	June 30,
	2025	2024

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$7,111	$6,696

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	$(2,335)	$1,008

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,181	$4,193
Income taxes paid	$2,937	$1,984
Income taxes refunded	$50	$701

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397

Net income	-	-	-	-	-	4,411	4,411
Cash dividends declared
Common stock	-	-	-	-	-	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	87	-	90
Employee stock options and awards(4)	-	-	-	-	68	-	68
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2024	9,407	881	$9,407	$881	$143,524	$78,174	$231,986
Net income	-	-	-	-	-	5,325	5,325
Cash dividends declared						-
Common stock	-	-	-	-	-	(3,042)	(3,042)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	87	-	-
Employee stock options and awards(4)	5	-	5	-	52	-	57
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2024	9,415	881	$9,415	$881	$143,663	$80,457	$234,326

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189

Net income	-	-	-	-	-	5,435	5,435
Cash dividends declared							-
Common stock	-	-	-	-	-	(3,104)	(3,104)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	82	-	85
Employee stock options and awards(4)	-	-	-	-	45	-	45
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2025	9,422	881	$9,422	$881	$144,047	$87,300	$241,650
Net income	-	-	-	-	-	6,290	6,290
Cash dividends declared						-	-
Common stock	-	-	-	-	-	(3,169)	(3,169)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	84	-	87
Employee stock options and awards(4)	5	-	5	-	42	-	47
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2025	9,430	881	$9,430	$881	$144,173	$90,421	$244,905

(1)
At June 30, 2025 and June 30, 2024, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,458,054 and 9,443,071, respectively.
(2)
At June 30, 2025 and June 30, 2024, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for June 30, 2025 and June 30, 2024.  See Note 8 – Stock Compensation Plans.

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

Artesian Utility designs and builds water and wastewater infrastructure and provides contract water and wastewater operation services on the Delmarva Peninsula to private, municipal and governmental institutions.  Artesian Utility may also evaluate land parcels and provide recommendations to developers on the size of water or wastewater facilities and the type of technology that should be used for treatment at such facilities.  Artesian Utility also contracts with developers and government agencies for design and construction of wastewater infrastructure throughout the Delmarva Peninsula.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of June 30, 2025, the results of its operations for the three and six-month periods ended June 30, 2025 and June 30, 2024, its cash flows for the six-month periods ended June 30, 2025 and June 30, 2024 and the changes in stockholders’ equity for the three and six-month periods ended June 30, 2025 and June 30, 2024.  The December 31, 2024 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2024 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and TESI are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  The accounting records of Artesian Water Maryland, and Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  All these subsidiaries follow the provisions of Accounting Standards Codification, or ASC, 980, Regulated Operations, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 16 – Business Segment Information to our Condensed Consolidated Financial Statements for a full description of our segment information.

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

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.93%, and 1.93% for June 30, 2025 and December 31, 2024, respectively.  In a rate order issued by the DEPSC, the Company was directed, effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Certain other deferred assets are amortized using the straight-line method over applicable lives, which range from 20 to 24 years.

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
As of June 30, 2025 and June 30, 2024, no such reserve or reduction to revenue was recorded.  Temporary rates that were previously effective as of November 28, 2023 were replaced with final rates effective June 12, 2024, with no reserve or reduction to previously recorded revenue, as approved by the DEPSC.  The DEPSC approved and Artesian Water implemented a temporary rate increase effective June 3, 2025.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of June 30, 2025, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Tariff Revenue
Consumption charges	$15,454	$15,176	$28,476	$27,486
Fixed fees	9,335	9,102	18,600	18,422
Service charges	178	178	359	380
DSIC	235	-	534	-
Metered wastewater services	213	205	400	344
Industrial wastewater services	500	524	932	923
Total Tariff Revenue	$25,915	$25,185	$49,301	$47,555
Non-Tariff Revenue
Service line protection plans	$1,614	$1,424	$3,245	$2,854
Contract operations	249	238	501	505
Design and installation	3	5	7	59
Inspection fees	144	136	316	212
Total Non-Tariff Revenue	$2,010	$1,803	$4,069	$3,630

Other Operating Revenue	$624	$428	$1,065	$775

Total Operating Revenue	$28,549	$27,416	$54,435	$51,960

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024

Contract Assets – Tariff	$3,892	$3,030

Deferred Revenue
Deferred Revenue – Tariff	$1,462	$1,385
Deferred Revenue – Non-Tariff	765	714
Total Deferred Revenue	$2,227	$2,099

For the six months ended June 30, 2025, the Company recognized revenue of $1.4 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.5 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of June 30, 2025 and December 31, 2024, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of June 30, 2025 and December 31, 2024, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately four years and one year, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water received reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  In addition, from July 1, 2021 onward the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs that Artesian Water incurs to treat contaminants of concern and of emerging concern.

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

(in thousands)	June 30, 2025	December 31, 2024	December 31, 2023

Customer accounts receivable – water	$7,517	$6,824	$6,573
Customer accounts receivable – wastewater	754	928	869
Customer accounts receivable – SLP Plan	446	470	409
Settlement agreement receivable – short term	2,507	2,523	2,747
Developer receivable	60	837	2,089
Miscellaneous accounts receivable	114	100	471
	11,398	11,682	13,158
Less: provision for expected credit loss	396	343	328
Net accounts receivable	$11,002	$11,339	$12,830

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 3 years to 72 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right-of-use assets as we expect to exercise the options.  One of the leases for land was terminated in its entirety effective October 10, 2024.  The remaining lease liability and right-of-use asset for the terminated lease was removed in the fourth quarter of 2024.  The difference between the carrying amounts of the right-of-use asset and the lease liability was recorded in the income statement. Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payment for the remaining land operating lease increases each year by the most recent increase in the Consumer Price Index and includes a provision to periodically adjust the annual lease payment based on the fair market value of the parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

Management made certain assumptions related to the separation of lease and nonlease components and to the discount rate used when calculating the right-of-use asset and liability amounts for the operating leases.  As our leases do not provide an implicit rate, we use our incremental borrowing rates for long-term and short-term agreements and apply the rates accordingly based on the term of the lease agreements to determine the present value of lease payments.

Rent expense for all operating leases, except those with terms of 12 months or less, comprises:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Minimum rentals	$2	$4	$4	$8
Contingent rentals	-	-	-	-
Rent expenses	$2	$4	$4	$8

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$410	$501

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$410	$414

Other current liabilities	$8	$8
Operating lease liabilities	401	404
Total operating lease liabilities	$409	$412

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2025 are as follows:

(in thousands)
Operating Leases
Year
2025	$28
2026	28
2027	27
2028	20
2029	20
Thereafter	1,319
Total undiscounted lease payments	$1,442
Less effects of discounting	(1,033)
Total lease liabilities recognized	$409

As of June 30, 2025, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of June 30, 2025 and December 31, 2024, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	June 30, 2025	December 31, 2024
Carrying amount	$177,351	$178,676
Estimated fair value	154,431	154,795

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

Under ASC 740, Income Taxes, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. For the full year 2024, the Company accrued approximately $17 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return. For the six months ended June 30, 2025, the Company has accrued approximately $10 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2021 through 2024.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes several changes to U.S. tax and related laws, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017.  The Company is currently evaluating the impact that the OBBBA may have on its consolidated financial condition and results of operations but anticipates minimal impact.

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

On April 11, 2025, 1,000 shares of Class A Stock were granted as a restricted stock award.  The fair value per share was $33.51, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on April 11, 2025.   This restricted stock award will be fully vested and released one year after the grant date and, prior to its vesting date, is subject to forfeiture in the event of the recipient’s termination of service.

On May 5, 2025, 4,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $34.27, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 5, 2025.   These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

On July 1, 2025, 1,000 shares of Class A Stock were granted as a restricted stock award.  The fair value per share was $33.96, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on July 1, 2025.   This restricted stock award will be fully vested and released May 6, 2026 and, prior to its vesting date, is subject to forfeiture in the event of the recipient’s termination of service.

On May 6, 2024, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $37.07, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.   These restricted stock awards were fully vested and released one year after the grant.

Compensation expense of approximately $47 thousand and $92 thousand was recorded for the three and six months ended June 30, 2025, respectively, for restricted stock awards issued in May 2024, April 2025, and May 2025.  Compensation expense of approximately $57 thousand and $125 thousand was recorded for the three and six months ended June 30, 2024, respectively, for restricted stock awards issued in May 2023.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the six months ended June 30, 2025:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2025	-	$-		$-	5,000	$37.07
Granted	-	-		-	5,000	34.12
Exercised/vested and released	-	-		-	(5,000)	37.07
Expired/cancelled	-	-		-	-	-
Outstanding at June 30, 2025	-	$-	-	$-	5,000	$34.12

Exercisable/vested at June 30, 2025	-	$-	-	$-	-	$-

There were no options exercised during the six months ended June 30, 2025.

There were no unvested option shares outstanding under the 2015 Plan during the six months ended June 30, 2025.

As of June 30, 2025, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of June 30, 2025, there was approximately $142 thousand total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.84 years, the remaining vesting period for the restricted stock awards.

NOTE 9 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of June 30, 2025, Artesian Water was serving approximately 98,200 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of June 30, 2025, Artesian Wastewater and TESI were serving approximately 8,800 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.

(in thousands)	June 30, 2025	December 31, 2024

Investment in CoBank	$6,889	$6,425
Other deferred assets	97	100
	$6,986	$6,525

NOTE 11 - REGULATORY ASSETS

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

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:

	(in thousands)
	June 30, 2025	December 31, 2024

Deferred contract costs and other	$226	$271
Rate case studies	123	141
Delaware rate proceedings	410	474
Deferred income taxes	413	423
Debt related costs	3,793	3,969
Deferred costs affiliated interest agreement	1,026	1,054
Goodwill	247	251
Deferred acquisition and franchise costs - Maryland	370	389
Deferred acquisition costs – Delaware	225	231
Deferred acquisition adjustments – Delaware	3,324	3,359
Unrecovered reserve for depreciation	3,436	3,866
	$13,593	$14,428

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

Deferred settlement refunds consist of reimbursements from the Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements was applied to customer bills in annual installments.  The first three refunds occurred in October 2022, August 2023 and August 2024.  The final customer refund will occur no later than August 2025.  The amount of the credit will be calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording recovery of capital expenditures as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

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

Regulatory liabilities comprise:

	(in thousands)
	June 30, 2025	December 31, 2024

Utility plant retirement cost obligation	$325	$279
Deferred settlement refunds	2,496	2,496
Deferred income taxes (related to TCJA)	26,843	27,492
	$29,664	$30,267

NOTE 13 - REGULATORY PROCEEDINGS

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

We are subject to regulation by the following state regulatory commissions:

· The DEPSC, regulates Artesian Water, Artesian Wastewater, and TESI.
· The MDPSC, regulates Artesian Water Maryland and Artesian Wastewater Maryland.
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

Artesian Water filed an initial request with the DEPSC on April 28, 2023, further supplemented with a request filed on November 30, 2023, to implement new rates to meet a requested increase in revenue of approximately $16.7 million, on an annualized basis, or 22.7%.  The DEPSC approved and Artesian Water implemented a temporary rate increase effective November 28, 2023 of approximately $10.8 million, on an annualized basis, or 14.6%, subject to refund, and reduced the DSIC previously in effect from approximately 7.5% to zero.  On May 22, 2024, Artesian Water, the Staff of the DEPSC, and the Division of the Public Advocate, or DPA, (collectively, the Parties) entered into an agreement, or Settlement Agreement, to settle Artesian Water’s April 2023 application to implement new rates.  On June 12, 2024, a DEPSC order was issued approving the settlement agreement entered into on May 22, 2024 between the Parties. The Settlement Agreement authorized a total increase in the revenue requirement of $11.2 million, on an annualized basis, or approximately 15.2%, with a rate effective date of June 12, 2024, which encompassed a 9.5% return on common equity and an overall rate of return on rate base of 6.75%.  Temporary rates that were in effect since November 28, 2023 were replaced with the final approved rates from the Settlement Agreement.  Revised depreciation rates for utility plant and revised amortization rates for certain regulatory assets and liabilities were also approved effective June 12, 2024.

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis.  The actual effective increase is less than 12.41% since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, customers would experience an incremental increase of 10.75%, the net of the overall 12.41% increase less the DSIC rate of 1.66% currently in effect, if the requested increase is granted in full by the DEPSC.  The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, the DEPSC approved and Artesian Water implemented the first temporary rate increase effective June 3, 2025 of approximately $2.5 million in additional annual revenue, or 2.88%, subject to refund, and reduced the DSIC previously in effect from approximately 1.66% to zero, for a temporary rate increase of net 1.22%.

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

On December 18, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 1.66%, effective January 1, 2025.  Effective July 1, 2024, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.34% DSIC. The January 1, 2025 and July 1, 2024 DSIC rates are subject to periodic audit by the DEPSC. The January 1, 2025 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on June 3, 2025.  For the three and six months ended June 30, 2025, we earned approximately $0.2 million and $0.5 million, respectively in DSIC revenue.  For the three and six months ended June 30, 2024, we did not report any earnings in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,308	10,293	10,305	10,290
Dilutive effect of employee stock options and awards	2	2	3	3

Weighted average common shares outstanding during the period for diluted computation	10,310	10,295	10,308	10,293

For the three months and six months ended June 30, 2025 and 2024, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three and six months ended June 30, 2025 and 2024, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock. As of June 30, 2025, 9,429,077 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of June 30, 2024, 9,414,094 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $23.77 and $23.24 at June 30, 2025 and December 31, 2024, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on June 30, 2025 and December 31, 2024, respectively.

NOTE 15 - LEGAL PROCEEDINGS

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four multi-district litigation, or MDL, class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc; and (4) BASF Corporation.  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements. The amount of recovery by Artesian Resources’ subsidiaries is uncertain.

NOTE 16 - BUSINESS SEGMENT INFORMATION

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of June 30, 2025 and June 30, 2024.

In thousands

	Three Months Ended June 30,
	2025			2024
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$26,723	$26,723		$25,789	$25,789

Reconciliation of revenue
Other revenues		1,891	(a)		1,685	(a)
Inter-segment elimination		(65)			(58)
Consolidated revenues		$28,549			$27,416

Less: (b)
Payroll and Benefits (c)	6,183			6,254
Supply and Delivery (d)	4,069			3,764
Administrative (e)	2,318			2,220
Depreciation and Amortization	3,401			3,412
Income Taxes	1,866			1,725
Property and other taxes	1,585			1,507
Regulated Utility Operating Income	$7,301	$7,301		$6,907	$6,907

Reconciliation of operating income
Other profit		554	(a)		291	(a)
Consolidated operating income		$7,855			$7,198

In thousands

	Six Months Ended June 30,
	2025			2024
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$50,768	$50,768		$48,630	$48,630

Reconciliation of revenue
Other revenues		3,795	(a)		3,448	(a)
Inter-segment elimination		(128)			(118)
Consolidated revenues		$54,435			$51,960

Less: (b)
Payroll and Benefits (c)	12,394			12,612
Supply and Delivery (d)	7,521			7,127
Administrative (e)	5,043			4,515
Depreciation and Amortization	6,745			6,863
Income Taxes	3,450			3,151
Property and other taxes	3,253			3,097
Regulated Utility Operating Income	$12,362	$12,362		$11,265	$11,265

Reconciliation of operating income
Other profit		1,038	(a)		652	(a)
Consolidated operating income		$13,400			$11,917

In thousands
	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$815,090	$815,090	$793,118	$793,118

Reconciliation of assets
Other assets		4,206		5,505
Consolidated assets		$819,296		$798,623

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
– This category includes computer systems maintenance and subscription fees, audit and legal fees, insurance, customer billing, and other general and administrative expenses

NOTE 17 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board, or FASB, issued amended guidance on Income Taxes: Improvements to Income Tax.  The amendments require the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes.  The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard is to be applied on a prospective basis, although optional retrospective application is permitted.  While the standard will require additional disclosures related to the Company’s income taxes, management does not expect the adoption of this guidance to have an impact on the Company’s results of operations or cash flows.

In November 2024, FASB issued amended guidance which requires disaggregated disclosure of income statement expenses for public business entities. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.  The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in tax laws, including, without limitation, the One Big Beautiful Bill Act, the timing and results of our rate requests, failure to receive regulatory approvals, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2025

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.0% of total operating revenues for the six months ended June 30, 2025 and 93.4% for the six months ended June 30, 2024.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of June 30, 2025, the number of metered water customers in Delaware increased approximately 1.7% compared to June 30, 2024.  The number of metered water customers in Maryland increased approximately 2.0% compared to June 30, 2024.  The number of metered water customers in Pennsylvania remained consistent compared to June 30, 2024.  For the six months ended June 30, 2025, approximately 4.6 billion gallons of water were distributed in our Delaware systems and approximately 48.4 million gallons of water were distributed in our Maryland systems.

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis.  The DEPSC approved and Artesian Water implemented a temporary rate increase effective June 3, 2025, until permanent rates are determined by the DEPSC.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of June 30, 2025, the number of Delaware wastewater customers increased approximately 6.2% compared to June 30, 2024.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather. Artesian Utility implemented a rate increase effective December 1, 2024.  There has been consistent customer growth over the years.  As of June 30, 2025, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 0.6%, collectively, compared to June 30, 2024.

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

Other Matters

Securities and Trading Markets

As previously disclosed, on July 1, 2025, the Board of Directors of the Company appointed a third independent director to the Board, who was also appointed to serve on the Audit Committee effective as of such date.  On July 2, 2025, the Nasdaq Stock Market LLC, or Nasdaq, delivered to the Company a formal confirmation that the Company has regained compliance with Nasdaq’s Majority Independent Board Requirement and Audit Committee Composition Requirement, as a result of the appointment of the independent director prior to the deadline established in the Nasdaq’s initial notice to the Company on May 30, 2025.  Accordingly, Nasdaq has determined that the Company has regained compliance with Nasdaq Marketplace Rule 5605(b)(1) and Nasdaq Marketplace Rule 5605(c)(2), and the matter is now closed.

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  Water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  To allow drinking water systems more time to develop plans for addressing PFAS where they are found and implement solutions, the EPA plans to develop a rulemaking to provide additional time for compliance, including a proposal to extend the compliance date to 2031.  The EPA plans to finalize this rule in the Spring of 2026. The Company has installed treatment for PFAS at several wellfields to date and has included installation of treatment at additional locations in 2025 in its capital budget, with any remaining necessary treatment planned to be installed before 2029.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 15 – Legal Proceedings.

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

Results of Operations – Analysis of the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

Operating Revenues

Revenues totaled $28.5 million for the three months ended June 30, 2025, $1.1 million, or 4.1%, more than revenues for the three months ended June 30, 2024.

Water sales revenue increased $0.6 million, or 2.6%, for the three months ended June 30, 2025 from the corresponding period in 2024, primarily the result of an increase in DSIC revenue, a temporary rate increase of 1.22% of gross water sales placed into effect on June 3, 2025, as permitted under Delaware law, until permanent rates are determined by the DEPSC and customer growth.  Since the DSIC rate is set to zero when temporary rates are placed into effect, the temporary rate increase of 2.88%, less the DSIC rate of 1.66% that was previously in effect, resulted in a net change of 1.22%.  We realized 80.9% and 82.1% of our total operating revenue for the three months ended June 30, 2025 and June 30, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.4 million, or 10.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.2 million, or 12.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.  This increase is primarily due to an increase in Service Line Protection Plan revenue, primarily the result of an increase in rates that were placed into effect on December 1, 2024.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.3 million, or 1.8%, for the three months ended June 30, 2025, compared to the same period in 2024.

Utility operating expenses increased $0.3 million, or 2.7%, for the three months ended June 30, 2025 compared to the same period in 2024.  The increase in utility operating expenses consists of a $0.2 million increase in transmission, distribution and collection system costs and a $0.1 million increase in both purchased power and administrative costs.  The increase in utility operating expenses is partially offset by a $0.1 million decrease in payroll and employee benefit costs.

Non-utility operating expenses decreased $0.1 million, or 11.9%, for the three months ended June 30, 2025 compared to the same period in 2024.  This decrease is primarily due to a decrease in administrative costs and payroll and employee benefit costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 53.0% for the three months ended June 30, 2025, compared to 54.2% for the three months ended June 30, 2024.

Federal and state income tax expense increased $0.2 million, or 11.2%, primarily due to higher pre-tax book income, partially offset by higher regulatory deferred income tax amortization in 2025 compared to 2024.

Property and other taxes increased $0.1 million, or 5.2%, primarily due to an increase in New Castle County, Delaware tax rates on utility plant and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income increased $0.3 million, primarily due to an increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $1.0 million, or 18.1%.  Total operating revenues increased $1.1 million and other income increased $0.3 million, offset by a $0.5 million increase in total operating expenses.

Results of Operations – Analysis of the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

Operating Revenues

Revenues totaled $54.4 million for the six months ended June 30, 2025, $2.5 million, or 4.8%, more than revenues for the six months ended June 30, 2024.

Water sales revenue increased $1.4 million, or 3.4%, for the six months ended June 30, 2025 from the corresponding period in 2024, primarily the result of an increase in overall water consumption, DSIC revenue, customer growth and a temporary rate increase of 1.22% of gross water sales placed into effect on June 3, 2025, as permitted under Delaware law, until permanent rates are determined by the DEPSC.  Since the DSIC rate is set to zero when temporary rates are placed into effect, the temporary rate increase of 2.88%, less the DSIC rate of 1.66% that was previously in effect, resulted in a net change of 1.22%.  We realized 80.4% and 81.5% of our total operating revenue for the six months ended June 30, 2025 and June 30, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.7 million, or 11.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.3 million, or 10.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  This increase is primarily due to an increase in Service Line Protection Plan revenue, primarily the result of an increase in rates that were placed into effect on December 1, 2024.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.7 million, or 2.4%, for the six months ended June 30, 2025, compared to the same period in 2024.

Utility operating expenses increased $0.7 million, or 2.9%, for the six months ended June 30, 2025 compared to the same period in 2024.  The increase in utility operating expenses consists of a $0.5 million increase in administrative costs, a $0.3 million increase in each of purchased power and transmission, distribution and collection system costs.  The increase in utility operating expenses is partially offset by a $0.2 million decrease in each of payroll and employee benefit costs and supply and treatment costs.

Non-utility operating expenses decreased $0.1 million, or 5.7%, for the six months ended June 30, 2025 compared to the same period in 2024.  This decrease is primarily due to a decrease in payroll and employee benefit costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 55.6% for the six months ended June 30, 2025, compared to 56.8% for the six months ended June 30, 2024.

Depreciation and amortization expense decreased $0.1 million, or 1.7%, primarily due to a decrease in depreciation expense related to an increase in depreciation on utility plant funded by Contributions in Aid of Construction, or CIAC.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by CIAC.

Federal and state income tax expense increased $0.4 million, or 10.7%, primarily due to higher pre-tax book income, partially offset by higher regulatory deferred income tax amortization in 2025 compared to 2024.

Property and other taxes increased $0.2 million, or 5.0%, primarily due to an increase in New Castle County, Delaware tax rates on utility plant and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income increased $0.5 million, or 22.5%, primarily as a result of higher long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $2.0 million, or 20.4%.  Total operating revenues increased $2.5 million and other income increased $0.5 million, offset by a $1.0 million increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the six months ended June 30, 2025 were $18.9 million of cash provided by operating activities and $11.9 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the six months ended June 30, 2025 was $18.9 million provided by cash flow from operating activities, compared to $19.5 million for the six months ended June 30, 2024.  The decrease in cash flows from operating activities is primarily from lower material and supplies, accrued expenses and income taxes receivable, offset by higher net income and accounts payable.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first six months of 2025 were $26.3 million compared to $18.4 million during the same period in 2024.  During the first six months of 2025, these investments include renewals associated with the rehabilitation of aging infrastructure, installation of new mains, construction of a new wastewater treatment plant, upgrading elevated storage tanks, upgrading and replacing our meter reading equipment, and upgrading existing pumping stations to better serve our customers.

Financing Activities

For the six months ended June 30, 2025, cash flows provided by financing activities were $6.5 million, compared to $2.0 million for the six months ended June 30, 2024.  Our primary source of liquidity from financing activities for the six months ended June 30, 2025 was $11.9 million in net contributions and advances from developers and $2.0 million from line of credit borrowings.  The cash flows provided by financing activities increased due to an increase in net contributions and advances from developers and an increase in borrowings from lines of credit.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, government grants and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At June 30, 2025, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of June 30, 2025, there was $38.0 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 18, 2026 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At June 30, 2025, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of June 30, 2025, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2025.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,843	$40,610	$12,476	$192,089	$253,018
State revolving fund loans (principal and interest)	1,065	2,130	2,130	9,129	14,454
Promissory note (principal and interest)	962	1,923	1,926	8,207	13,018
Asset purchase contractual obligation (principal and interest)	326	320	-	-	646
Lines of credit	1,986	-	-	-	1,986
Operating leases	28	55	40	1,319	1,442
Operating agreements	38	27	-	-	65
Unconditional purchase obligations	943	560	114	227	1,844
Total contractual cash obligations	$13,191	$45,625	$16,686	$210,971	$286,473

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of June 30, 2025, we were in compliance with these covenants.

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

In April 2021, Artesian Water entered into a 3-year agreement with Worldwide Industries Corporation effective July 1, 2021 to paint elevated water storage tanks.  Pursuant to the agreement, the total expenditure for the three years was $1.2 million.  In September 2022, this agreement was amended to paint an additional elevated water storage tank and to extend the term of the agreement for an additional year.  Pursuant to the amended agreement, the total expenditure for the four years was $2.2 million.  The total expenditure was fully paid to Worldwide Industries Corporation as of April 2025.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2024 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first six months of 2025 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of June 30, 2025, there was approximately $2.0 million outstanding on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will materially affect our business, financial position or results of operations.  However, we cannot ensure that we will prevail in any litigation and, regardless of the outcome, may incur significant litigation expense and may have significant diversion of management attention.  For a full discussion of our current legal proceedings or litigation arising in the ordinary course of business, refer to Note 15 – Legal Proceedings.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)    Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 4, 2025, Joseph A. DiNunzio informed the board of directors of Artesian Resources Corporation of his decision to retire from his current role as Executive Vice President and Secretary of the Company on January 9, 2026, or the Effective Date.  Mr. DiNunzio will remain an executive officer of the Company until the Effective Date.  It is expected that Mr. DiNunzio will remain available to the Company in a consulting capacity.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: August 8, 2025	By:	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ DAVID B. SPACHT
David B. Spacht Chief Financial Officer (Principal Financial Officer)

Exhibit 31.1

Certification of Chief Executive Officer of Artesian Resources Corporation
required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended

I, Nicholle R. Taylor, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q for the period ended June 30, 2025 of Artesian Resources Corporation;

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2025	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Certification of Chief Financial Officer of Artesian Resources Corporation
required by Rule 13a – 14 (a) under the Securities Exchange Act of 1934, as amended

I, David B. Spacht, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q for the period ended June 30, 2025 of Artesian Resources Corporation;

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2025	/s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350

I, Nicholle R. Taylor, Chief Executive Officer, and David B. Spacht, Chief Financial Officer, of Artesian Resources Corporation, a Delaware corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)
The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or Section 78o), as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Report and the results of operations of the Company for the period covered by the Report.

Date:  August 8, 2025

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ NICHOLLE R. TAYLOR	/s/ DAVID B. SPACHT
Nicholle R. Taylor	David B. Spacht

These certifications accompany the Report to which they relate, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Report) irrespective of any general incorporation language contained in such filing.