Form 10-Q
period 2025-09-30
ARTESIAN RESOURCES CORP
filed 2025-11-07
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

As of November 5, 2025, 9,431,693 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	3

		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	5 – 6

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine-month periods ended September 30, 2025 and 2024 (unaudited)	7 – 8

		Notes to the Condensed Consolidated Financial Statements	9– 26

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	27– 34

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4	-	Controls and Procedures	35

Part II	-	Other Information	36

Item 1	-	Legal Proceedings	36

Item 1A	-	Risk Factors	36

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3	-	Defaults Upon Senior Securities	36

Item 4	-	Mine Safety Disclosures	36

Item 5	-	Other Information	36

Item 6	-	Exhibits	37

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

ASSETS	September 30, 2025	December 31, 2024
Utility plant, at original cost (less accumulated depreciation - 2025 - $199,048; 2024 - $192,253)	$788,318	$747,186
Current assets
Cash and cash equivalents	705	1,147
Accounts and other receivables (less provision for expected credit loss 2025 - $406; 2024 - $343)	8,161	11,339
Income tax receivable	185	624
Unbilled operating revenues	2,573	1,861
Materials and supplies	4,041	4,278
Prepaid property taxes	186	2,188
Prepaid expenses and other	3,726	3,091
Total current assets	19,577	24,528
Other assets
Non‑utility property (less accumulated depreciation - 2025 - $1,130; 2024 - $1,116)	3,584	3,603
Other deferred assets	6,979	6,525
Goodwill	1,939	1,939
Operating lease right-of-use assets	409	414
Total other assets	12,911	12,481
Regulatory assets, net	13,102	14,428
Total Assets	$833,908	$798,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,313	$10,300
Preferred stock	-	-
Additional paid-in capital	144,316	143,920
Retained earnings	94,214	84,969
Total stockholders' equity	248,843	239,189
Long-term debt, net of current portion	174,660	176,509
	423,503	415,698
Current liabilities
Lines of credit	309	-
Current portion of long-term debt	2,225	2,167
Accounts payable	12,212	11,228
Accrued expenses	6,712	5,336
Overdraft payable	35	31
Accrued interest	1,343	930
Income taxes payable	631	500
Customer and other deposits	3,480	3,347
Other	2,025	2,054
Total current liabilities	28,972	25,593

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	1,369	1,582
Operating lease liabilities	399	404
Regulatory liabilities	26,725	30,267
Deferred investment tax credits	398	409
Deferred income taxes	53,753	52,265
Total deferred credits and other liabilities	82,644	84,927

Net contributions in aid of construction	298,789	272,405
Total Liabilities and Stockholders' Equity	$833,908	$798,623

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues
Water sales	$24,837	$24,092	$68,608	$66,419
Other utility operating revenue	3,780	3,358	10,777	9,661
Non-utility operating revenue	1,874	1,692	5,541	5,022
Total Operating Revenues	30,491	29,142	84,926	81,102

Operating expenses
Utility operating expenses	13,431	12,125	38,261	36,261
Non-utility operating expenses	1,265	1,213	3,396	3,474
Depreciation and amortization	3,497	3,287	10,268	10,177
State and federal income taxes	2,473	2,355	6,488	5,982
Property and other taxes	1,206	1,572	4,494	4,700
Total Operating Expenses	21,872	20,552	62,907	60,594

Operating income	8,619	8,590	22,019	20,508

Other income, net
Allowance for funds used during construction (AFUDC)	584	474	1,771	1,126
Miscellaneous (expense) income	(48)	(58)	1,411	1,450

Income before interest charges	9,155	9,006	25,201	23,084

Interest charges	2,193	2,193	6,514	6,535

Net income applicable to common stock	$6,962	$6,813	$18,687	$16,549

Income per common share:
Basic	$0.68	$0.66	$1.81	$1.61
Diluted	$0.68	$0.66	$1.81	$1.61

Weighted average common shares outstanding:
Basic	10,312	10,297	10,308	10,293
Diluted	10,314	10,298	10,309	10,294

Cash dividends per share of common stock	$0.3074	$0.2955	$0.9162	$0.8807

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,687	$16,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,268	10,177
Amortization of debt expense	264	265
Amortization of deferred income tax regulatory liability	(974)	(592)
Provision for expected credit loss	161	153
Deferred income taxes, net	1,477	1,558
Stock compensation	152	172
AFUDC, equity portion	(1,216)	(772)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	3,017	2,062
Income tax receivable	439	1,608
Unbilled operating revenues	(712)	(342)
Materials and supplies	237	1,524
Income tax payable	131	330
Prepaid property taxes	2,002	(1,017)
Prepaid expenses and other	(635)	117
Other deferred assets	(480)	1,944
Regulatory assets	112	(283)
Regulatory liabilities	(2,777)	(2,734)
Accounts payable	(521)	175
Accrued expenses	(444)	(184)
Accrued interest	413	(919)
Customer deposits and other, net	280	330
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,881	30,121

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(40,513)	(30,933)
Proceeds from sale of assets	118	620
NET CASH USED IN INVESTING ACTIVITIES	(40,395)	(30,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(2,034)	-
Borrowings under lines of credit agreements	2,343	-
Increase in overdraft payable	4	3,909
Proceeds from contributions in aid of construction and advances	22,734	15,652
Payouts for contributions in aid of construction and advances	(1,999)	(1,410)
Net proceeds from issuance of common stock	257	260
Issuance of long–term debt	-	758
Dividends paid	(9,442)	(9,065)
Principal repayments of long-term debt	(1,791)	(1,714)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,072	$8,390

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Unaudited
(In thousands)
	For the Nine Months Ended
	September 30,
	2025	2024

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	$(442)	$8,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,147	2,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$705	$10,703

Supplemental Disclosures of Cash Flow Information:

	For the Nine Months Ended
	September 30,
	2025	2024

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$9,232	$7,475

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	$3,149	$1,888

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,837	$7,188
Income taxes paid	$5,459	$4,452
Income taxes refunded	$50	$701

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2023	9,404	881	$9,404	$881	$143,369	$76,743	$230,397

Net income	-	-	-	-	-	4,411	4,411
Cash dividends declared
Common stock	-	-	-	-	-	(2,980)	(2,980)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	87	-	90
Employee stock options and awards(4)	-	-	-	-	68	-	68
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2024	9,407	881	9,407	881	143,524	78,174	231,986
Net income	-	-	-	-	-	5,325	5,325
Cash dividends declared						-
Common stock	-	-	-	-	-	(3,042)	(3,042)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	87	-	90
Employee stock options and awards(4)	5	-	5	-	52	-	57
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2024	9,415	881	9,415	881	143,663	80,457	234,416
Net income	-	-	-	-	-	6,813	6,813
Cash dividends declared
Common stock	-	-	-	-	-	(3,043)	(3,043)
Issuance of common stock
Dividend reinvestment plan	2	-	2	-	78	-	80
Employee stock options and awards(4)	-	-	-	-	48	-	48
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of September 30, 2024	9,417	881	$9,417	$881	$143,789	$84,227	$238,314

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189

Net income	-	-	-	-	-	5,435	5,435
Cash dividends declared
Common stock	-	-	-	-	-	(3,104)	(3,104)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	82	-	85
Employee stock options and awards(4)	-	-	-	-	45	-	45
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2025	9,422	881	9,422	881	144,047	87,300	241,650
Net income	-	-	-	-	-	6,290	6,290
Cash dividends declared						-	-
Common stock	-	-	-	-	-	(3,169)	(3,169)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	84	-	87
Employee stock options and awards(4)	5	-	5	-	42	-	47
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2025	9,430	881	9,430	881	144,173	90,421	244,905
Net income	-	-	-	-	-	6,962	6,962
Cash dividends declared
Common stock	-	-	-	-	-	(3,169)	(3,169)
Issuance of common stock
Dividend reinvestment plan	2	-	2	-	83	-	85
Employee stock options and awards(4)	-	-	-	-	60	-	60
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of September 30, 2025	9,432	881	$9,432	$881	$144,316	$94,214	$248,843

(1)
At September 30, 2025 and September 30, 2024, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of treasury shares, were 9,460,651  and 9,445,316, respectively.
(2)
At September 30, 2025 and September 30, 2024, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, Artesian Resources Corporation authorized up to 331,500 shares of Class A Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the 2015 Plan. Includes stock compensation expense for September 30, 2025 and September 30, 2024.  See Note 8 – Stock Compensation Plans.

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

The condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2025, the results of its operations for the three and nine-month periods ended September 30, 2025 and September 30, 2024, its cash flows for the nine-month periods ended September 30, 2025 and September 30, 2024 and the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2025 and September 30, 2024.  The December 31, 2024 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2024 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.92%, and 1.93% for September 30, 2025 and December 31, 2024, respectively.  In a rate order issued by the DEPSC, the Company was directed, effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Regulatory assets are amortized using the straight-line method over future periods, which range from 5 to 80 years.

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

Artesian generates revenue from metered wastewater services provided to customers in Sussex County, Delaware.  We recognize metered wastewater services at tariff rates on a cycle basis for the volume of wastewater transferred to Artesian’s wastewater facilities based upon meter readings for actual gallons of water transferred, as well as unbilled amounts for estimated volume from the date of the last meter reading to the end of the accounting period.  As actual volume amounts are known based on recurring meter readings, adjustments are made to the unbilled estimates in the next billing cycle based on the actual results.  Estimates are made on an individual customer basis, based on one of three methods: the previous year’s volume in the same period, the previous billing period’s volume, or averaging. While actual volume for individual customers may differ from the estimate based on management judgments described above, we believe the overall total estimate of volume and revenue for the fiscal period will not differ materially from actual billed consumption.  The majority of these wastewater customers are billed for the volume of wastewater transferred on a quarterly basis.  As a result, we record unbilled operating revenue (contract asset) for any estimated volume through the end of the accounting period that will be billed in the next quarterly cycle.

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

As of September 30, 2025 and September 30, 2024, no such reserve or reduction to revenue was recorded.  Temporary rates that were previously effective as of November 28, 2023 were replaced with final rates effective June 12, 2024, with no reserve or reduction to previously recorded revenue, as approved by the DEPSC.  The DEPSC approved and Artesian Water implemented a temporary rate increase effective June 3, 2025.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of September 30, 2025, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Tariff Revenue
Consumption charges	$17,131	$16,747	$45,607	$44,232
Fixed fees	9,725	9,156	28,325	27,578
Service charges	186	186	544	565
DSIC	-	67	534	67
Metered wastewater services	229	253	629	598
Industrial wastewater services	532	467	1,464	1,390
Total Tariff Revenue	$27,803	$26,876	$77,103	$74,430
Non-Tariff Revenue
Service line protection plans	$1,643	$1,468	$4,889	$4,323
Contract operations	255	255	757	760
Design and installation	4	2	11	61
Inspection fees	246	120	561	331
Total Non-Tariff Revenue	$2,148	$1,845	$6,218	$5,475

Other Operating Revenue	$540	$421	$1,605	$1,197

Total Operating Revenue	$30,491	$29,142	$84,926	$81,102

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024

Contract Assets – Tariff	$3,717	$3,030

Deferred Revenue
Deferred Revenue – Tariff	$1,428	$1,385
Deferred Revenue – Non-Tariff	622	714
Total Deferred Revenue	$2,050	$2,099

For the nine months ended September 30, 2025, the Company recognized revenue of $1.4 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.5 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of September 30, 2025 and December 31, 2024, Deferred Revenue – Tariff is recorded net of contract assets within Unbilled operating revenues and represents our remaining performance obligations for our fixed fee water and wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2025 and December 31, 2024, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately four years and one year, respectively.

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

(in thousands)	September 30, 2025	December 31, 2024	December 31, 2023

Customer accounts receivable – water	$6,706	$6,824	$6,573
Customer accounts receivable – wastewater	749	928	869
Customer accounts receivable – SLP Plan	457	470	409
Settlement agreement receivable – short term	-	2,523	2,747
Developer receivable	518	837	2,089
Miscellaneous accounts receivable	137	100	471
	8,567	11,682	13,158
Less: provision for expected credit loss	406	343	328
Net accounts receivable	$8,161	$11,339	$12,830

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 2.5 years to 71 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right-of-use assets as we expect to exercise the options.  One of the leases for land was terminated in its entirety effective October 10, 2024.  The remaining lease liability and right-of-use asset for the terminated lease was removed in the fourth quarter of 2024.  The difference between the carrying amounts of the right-of-use asset and the lease liability was recorded in the income statement. Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payment for the remaining land operating lease increases each year by the most recent increase in the Consumer Price Index and includes a provision to periodically adjust the annual lease payment based on the fair market value of the parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases, except those with terms of 12 months or less, comprises:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Minimum rentals	$2	$4	$6	$13
Contingent rentals	-	-	-	-
Rent expenses	$2	$4	$6	$13

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$409	$499

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$409	$414

Other current liabilities	$8	$8
Operating lease liabilities	399	404
Total operating lease liabilities	$407	$412

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2025 are as follows:

(in thousands)
Operating Leases
Year
2025	$29
2026	29
2027	25
2028	21
2029	21
Thereafter	1,337
Total undiscounted lease payments	$1,462
Less effects of discounting	(1,055)
Total lease liabilities recognized	$407

As of September 30, 2025, we have not entered into operating or finance leases that will commence at a future date.

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

Long-term Financial Liabilities

As of September 30, 2025 and December 31, 2024, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	September 30, 2025	December 31, 2024
Carrying amount	$176,885	$178,676
Estimated fair value	157,065	154,795

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

Under ASC 740, Income Taxes, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. For the full year 2024, the Company accrued approximately $17 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return. For the nine months ended September 30, 2025, the Company has accrued approximately $16 thousand in penalties and interest related to positions taken on the 2022 and 2024 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2022 through 2024.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes several changes to U.S. tax and related laws, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017.  The Company has begun evaluating the impact that the OBBBA may have on its consolidated financial condition and results of operations and determined that the majority of the provisions in the OBBBA does not apply to the Company and management anticipates minimal impact.

NOTE 8 – STOCK COMPENSATION PLANS

On October 30, 2025, the Company’s stockholders approved the 2025 Equity Compensation Plan, or the 2025 Plan, that replaced the 2015 Equity Compensation Plan, or the 2015 Plan.  Outstanding grants under the 2015 Plan shall continue in effect according to their terms, consistent with the 2015 Plan.  No further grants will be made under the 2015 Plan after the approval date of the 2025 Plan.  The 2025 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2025 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the 2025 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2025 Plan) and deal with any other matters arising under the 2025 Plan.  All of the employees of the Company and its subsidiaries are eligible for grants under the 2025 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2025 Plan.

On September 16, 2025, 5,000 shares of Class A Stock were granted as restricted stock awards.  The fair value per share was $32.08, the closing price of the Class A Stock as recorded on the Nasdaq Global Select Market on September 16, 2025.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

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

Compensation expense of approximately $60 thousand and $152 thousand was recorded for the three and nine months ended September 30, 2025, respectively, for restricted stock awards issued in May 2024, April 2025, May 2025, July 2025 and September 2025.  Compensation expense of approximately $47 thousand and $172 thousand was recorded for the three and nine months ended September 30, 2024, respectively, for restricted stock awards issued in May 2023.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Stock underlying options and restricted stock awards for the nine months ended September 30, 2025:

	Options				Restricted Awards
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (in thousands)	Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Plan options/restricted stock awards
Outstanding at January 1, 2025	-	$-	-	$-	5,000	$37.07
Granted	-	-	-	-	11,000	33.18
Exercised/vested and released	-	-	-	-	(5,000)	37.07
Expired/cancelled	-	-	-	-	-	-
Outstanding at September 30, 2025	-	$-	-	$-	11,000	$33.18

Exercisable/vested at September 30, 2025	-	$-	-	$-	-	$-

There were no options exercised during the nine months ended September 30, 2025.

There were no unvested option shares outstanding under the 2015 Plan during the nine months ended September 30, 2025.

As of September 30, 2025, there were no unrecognized expenses related to non-vested option shares granted under the 2015 Plan.

As of September 30, 2025, there was approximately $276 thousand total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.76 years, the remaining vesting period for the restricted stock awards.

NOTE 9 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of September 30, 2025, Artesian Water was serving approximately 98,800 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of September 30, 2025, Artesian Wastewater and TESI were serving approximately 9,000 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.

(in thousands)	September 30, 2025	December 31, 2024

Investment in CoBank	$6,889	$6,425
Other deferred assets	90	100
	$6,979	$6,525

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

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:

	(in thousands)
	September 30, 2025	December 31, 2024

Deferred contract costs and other	$165	$271
Rate case studies	114	141
Delaware rate proceedings	342	474
Deferred income taxes	408	423
Debt related costs	3,705	3,969
Deferred costs affiliated interest agreement	1,012	1,054
Goodwill	245	251
Deferred acquisition and franchise costs - Maryland	361	389
Deferred acquisition costs – Delaware	222	231
Deferred acquisition adjustments – Delaware	3,306	3,359
Unrecovered reserve for depreciation	3,222	3,866
	$13,102	$14,428

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

Deferred settlement refunds consist of reimbursements from the Trust for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements was applied to customer bills in annual installments.  The refunds occurred in October 2022, August 2023, August 2024 and August 2025.  The amount of the credit was calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording recovery of capital expenditures related to treatment of contaminants from the Site as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

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

Regulatory liabilities comprise:

	(in thousands)
	September 30, 2025	December 31, 2024

Utility plant retirement cost obligation	$207	$279
Deferred settlement refunds	-	2,496
Deferred income taxes (related to TCJA)	26,518	27,492
	$26,725	$30,267

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

On December 18, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 1.66%, effective January 1, 2025.  Effective July 1, 2024, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.34% DSIC.  The January 1, 2025 DSIC rate is subject to periodic audit by the DEPSC.  The January 1, 2025 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on June 3, 2025.  For the three months ended September 30, 2025, we did not report any earnings in DSIC revenue.  For the nine months ended September 30, 2025, we earned approximately $0.5 million, in DSIC revenue.  In each of the three and nine months ended September 30, 2024, we earned approximately $0.1 million in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,312	10,297	10,308	10,293
Dilutive effect of employee stock options and awards	2	1	1	1

Weighted average common shares outstanding during the period for diluted computation	10,314	10,298	10,309	10,294

For the three months and nine months ended September 30, 2025 and 2024, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three and nine months ended September 30, 2025 and 2024, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Stock and 1,040,000 authorized shares of Class B Stock. As of September 30, 2025, 9,431,674 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. As of September 30, 2024, 9,416,339 shares of Class A Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $24.14 and $23.24 at September 30, 2025 and December 31, 2024, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on September 30, 2025 and December 31, 2024, respectively.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four multi-district litigation, or MDL, class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M Company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc. (collectively, “the Tyco Defendants”); and (4) BASF Corporation (“BASF”).  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements.  In October 2025, the Company received its first payment from 3M in the amount of $2.3 million with an anticipated total net settlement of approximately $12.6 million to be paid over 8 years.  DuPont settlement payments to claimants began on or about October 15, 2025.  Although the Company has not yet received its first payment, it expects to soon receive approximately $1.3 million, equal to approximately 95% of its total DuPont settlement award. The Company anticipates receiving the balance of the 3M settlement award, the Dupont settlement award and additional settlement payments from the other MDL lawsuit defendants.  The current projected payment timeline for the Tyco Defendants and BASF settlements is December 2025; however, that timeline is heavily dependent on timely resolution of claim deficiencies by claimants and the outcome of the quality control review process.  The settlement proceeds are intended to reimburse the Company for past and future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems.  The DEPSC  will review and approve the regulatory treatment for the settlement funds received to date as well as future settlement funds.  It is expected that the funds will be returned to customers through regulatory mechanisms as determined by the DEPSC.

On September 15, 2025, Artesian Water was served as a third-party defendant in a third-party complaint filed by Metra Industries, Inc., in the Superior Court of the State of Delaware. The litigation arises from a contractual dispute related to a water main renewal project and asserts a claim against us in the total amount of $3.4 million comprised mainly of $2.7 million in unabsorbed office overhead as well as $0.1 million in end-of-job direct costs and $0.6 million in change orders.  While we plan to defend the claim vigorously, it is possible that we could incur a loss; however, any loss is not estimable at this time.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Basis of Presentation.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of condensed consolidated amounts as of September 30, 2025 and September 30, 2024.

In thousands

	Three Months Ended September 30,
	2025			2024
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$28,617	$28,617		$27,450	$27,450

Reconciliation of revenue
Other revenues		1,938	(a)		1,751	(a)
Inter-segment elimination		(64)			(59)
Consolidated revenues		$30,491			$29,142

Less: (b)
Payroll and Benefits (c)	6,873			6,160
Supply and Delivery (d)	4,066			3,640
Administrative (e)	2,557			2,384
Depreciation and Amortization	3,484			3,274
Income Taxes	2,229			2,147
Property and other taxes	1,188			1,556
Regulated Utility Operating Income	$8,220	$8,220		$8,289	$8,289

Reconciliation of operating income
Other profit		399	(a)		301	(a)
Consolidated operating income		$8,619			$8,590

In thousands

	Nine Months Ended September 30,
	2025			2024
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$79,385	$79,385		$76,080	$76,080

Reconciliation of revenue
Other revenues		5,733	(a)		5,198	(a)
Inter-segment elimination		(192)			(176)
Consolidated revenues		$84,926			$81,102

Less: (b)
Payroll and Benefits (c)	19,266			18,772
Supply and Delivery (d)	11,587			10,767
Administrative (e)	7,600			6,899
Depreciation and Amortization	10,229			10,137
Income Taxes	5,680			5,297
Property and other taxes	4,442			4,653
Regulated Utility Operating Income	$20,581	$20,581		$19,555	$19,555

Reconciliation of operating income
Other profit		1,438	(a)		953	(a)
Consolidated operating income		$22,019			$20,508

In thousands

	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$829,477	$829,477	$793,118	$793,118

Reconciliation of assets
Other assets		4,431		5,505
Consolidated assets		$833,908		$798,623

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, our belief concerning class action settlements designed to resolve claims for PFAS contamination and any related outcome, and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in tax laws, including, without limitation, the One Big Beautiful Bill Act, the timing and results of our rate requests, failure to receive regulatory approvals, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2025

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.5% of total operating revenues for the nine months ended September 30, 2025 and 93.8% for the nine months ended September 30, 2024.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2025, the number of metered water customers in Delaware and in Maryland each increased approximately 1.8% compared to September 30, 2024.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2024.  For the nine months ended September 30, 2025, approximately 7.1 billion gallons of water were distributed in our Delaware systems and approximately 78.0 million gallons of water were distributed in our Maryland systems.

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

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of September 30, 2025, the number of Delaware wastewater customers increased approximately 6.6% compared to September 30, 2024.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers three protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  Artesian Utility implemented a rate increase effective December 1, 2024.  There has been consistent customer growth over the years.  As of September 30, 2025, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 0.4%, collectively, compared to September 30, 2024.

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

Other Matters

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  At the national level, water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  Delaware water utilities will be required to notify the public of any violations of the MCLs beginning January 15, 2026.To allow drinking water systems more time to develop plans for addressing PFAS where they are found and implement solutions, the EPA plans to develop a rulemaking to provide additional time for compliance, including a proposal to extend the compliance date to 2031.  The EPA plans to finalize this rule in the Spring of 2026.  The Company has installed treatment for PFAS at several wellfields to date and plans to continue to install treatment at additional locations throughout the final quarter of 2025.  The Company expects to install PFAS treatment as necessary in future years.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 15 – Legal Proceedings.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

Operating Revenues

Revenues totaled $30.5 million for the three months ended September 30, 2025, $1.3 million, or 4.6%, more than revenues for the three months ended September 30, 2024.

Water sales revenue increased $0.7 million, or 3.1%, for the three months ended September 30, 2025 from the corresponding period in 2024, primarily the result of a temporary rate increase placed into effect on June 3, 2025, as permitted under Delaware law, until permanent rates are determined by the DEPSC, as well as an increase in the number of customers served, partially offset by a slight decrease in consumption.  Since the DSIC rate is set to zero when temporary rates are placed into effect, the temporary rate increase of 2.88%, less the DSIC rate of 0.34% in place for the third quarter of 2024, resulted in a net increase in rates of 2.54% for the third quarter of 2025.  We realized 81.5% and 82.7% of our total operating revenue for the three months ended September 30, 2025 and September 30, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.4 million, or 12.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.  This increase is primarily due to an increase in wastewater revenue associated with growth in the number of customers served.

Non-utility operating revenue increased approximately $0.2 million, or 10.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.  This increase is primarily due to an increase in Service Line Protection Plan revenue, primarily the result of an increase in rates that were placed into effect on December 1, 2024.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.0 million, or 6.7%, for the three months ended September 30, 2025, compared to the same period in 2024.

Utility operating expenses increased $1.3 million, or 10.8%, for the three months ended September 30, 2025 compared to the same period in 2024.  The increase in utility operating expenses consists of a $0.7 million increase in payroll and employee benefit costs, a $0.4 million increase in supply and treatment costs, a $0.2 million increase in administrative costs, and a $0.1 million increase in transmission, distribution and collection system costs.  The increase in utility operating expenses is partially offset by a $0.1 million decrease in purchased water costs.

Depreciation and amortization expense increased $0.2 million, or 6.4%, primarily due to additional depreciation from continued investment in utility plant related to providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers, partially offset by a decrease in depreciation expense related to an increase in utility plant funded by Contributions in Aid of Construction, or CIAC.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by CIAC.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 52.2% for the three months ended September 30, 2025, compared to 51.2% for the three months ended September 30, 2024.

Federal and state income tax expense increased $0.1 million, or 5.0%, primarily due to higher pre-tax book income.

Property and other taxes decreased $0.4 million, primarily due to a decrease in New Castle County, Delaware tax rates on utility plant partially offset by an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income increased $0.1 million, primarily due to an increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $0.1 million, or 2.2%.  Total operating revenues increased $1.3 million and other income increased $0.1 million, offset by a $1.3 million increase in total operating expenses.

Results of Operations – Analysis of the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

Operating Revenues

Revenues totaled $84.9 million for the nine months ended September 30, 2025, $3.8 million, or 4.7%, more than revenues for the nine months ended September 30, 2024.

Water sales revenue increased $2.2 million, or 3.3%, for the nine months ended September 30, 2025 from the corresponding period in 2024, primarily the result of a temporary rate increase placed into effect on June 3, 2025, as permitted under Delaware law, until permanent rates are determined by the DEPSC, as well as an increase in the number of customers served, DSIC revenue and overall water consumption.  The DSIC rate of 1.66% was set to zero when the temporary rate increase of 2.88% was placed into effect on June 3, 2025.  We realized 80.8% and 81.9% of our total operating revenue for the nine months ended September 30, 2025 and September 30, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $1.1 million, or 11.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.5 million, or 10.3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  This increase is primarily due to an increase in Service Line Protection Plan revenue, primarily the result of an increase in rates that were placed into effect on December 1, 2024.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.7 million, or 3.9%, for the nine months ended September 30, 2025, compared to the same period in 2024.

Utility operating expenses increased $2.0 million, or 5.5%, for the nine months ended September 30, 2025 compared to the same period in 2024.  The increase in utility operating expenses consists of a $0.7 million increase in administrative costs, a $0.5 million increase payroll and employee benefit costs, a $0.4 million increase in transmission, distribution and collection system costs, a $0.3 million increase in purchased power costs and a $0.2 million increase in supply and treatment costs.  The increase in utility operating expenses is partially offset by a $0.1 million decrease in purchased water costs.

Non-utility operating expenses decreased $0.1 million, or 2.2%, for the nine months ended September 30, 2025 compared to the same period in 2024.  This decrease is primarily due to a decrease in payroll and employee benefit costs.

The ratio of operating expense, excluding depreciation and income taxes, to total revenue was 54.3% for the nine months ended September 30, 2025, compared to 54.8% for the nine months ended September 30, 2024.

Depreciation and amortization expense increased $0.1 million, or 0.9%, primarily due to additional depreciation from continued investment in utility plant related to providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers, partially offset by a decrease in depreciation expense related to an increase in utility plant funded by CIAC.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by CIAC.

Federal and state income tax expense increased $0.5 million, or 8.5%, primarily due to higher pre-tax book income, partially offset by higher regulatory deferred income tax amortization in 2025 compared to 2024.

Property and other taxes decreased $0.2 million, or 4.4%, primarily due to a decrease in New Castle County, Delaware tax rates on utility plant partially offset by an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income increased $0.6 million, or 23.5%, primarily as a result of higher long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $2.1 million, or 12.9%.  Total operating revenues increased $3.8 million and other income increased $0.6 million, offset by a $2.3 million increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2025 were $29.9 million of cash provided by operating activities and $20.7 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the nine months ended September 30, 2025 was $29.9 million provided by cash flow from operating activities, compared to $30.1 million for the nine months ended September 30, 2024.  The decrease in cash flows from operating activities is primarily from lower other deferred assets, material and supplies, and income taxes receivable, partially offset by higher prepaid property taxes, net income, and accrued interest.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first nine months of 2025 were $40.5 million compared to $30.9 million during the same period in 2024.  During the first nine months of 2025, these investments include renewals associated with the rehabilitation of aging infrastructure, installation of new mains, construction of a new wastewater treatment plant, upgrading elevated storage tanks, upgrading and replacing our meter reading equipment, and upgrading existing pumping and treatment stations, including PFAS treatment upgrades, to better serve our customers.

Financing Activities

For the nine months ended September 30, 2025, cash flows provided by financing activities were $10.0 million, compared to $8.4 million for the nine months ended September 30, 2024.  Our primary source of liquidity from financing activities for the nine months ended September 30, 2025 was $20.7 million in net contributions and advances from developers.  The cash flows provided by financing activities increased due to an increase in net contributions and advances from developers, partially offset by a decrease in overdraft payables and the issuance of long-term debt in 2024.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, government grants and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At September 30, 2025, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2025, there was $39.7 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 18, 2026 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At September 30, 2025, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of September 30, 2025, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line are either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  This line of credit was to expire on October 31, 2025 and has been renewed to expire on October 31, 2026.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,843	$40,610	$12,476	$192,089	$253,018
State revolving fund loans (principal and interest)	1,065	2,130	2,130	8,732	14,057
Promissory note (principal and interest)	962	1,924	1,926	7,966	12,778
Asset purchase contractual obligation (principal and interest)	326	320	-	-	646
Lines of credit	309	-	-	-	309
Operating leases	29	54	42	1,337	1,462
Operating agreements	38	23	-	-	61
Unconditional purchase obligations	1,001	366	114	213	1,694
Tank painting contractual obligation	849	1,485			2,334
Total contractual cash obligations	$12,422	$46,912	$16,688	$210,337	$286,359

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of September 30, 2025, we were in compliance with these covenants.

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

The total expenditure of $2.2 million pursuant to the four-year agreement between Artesian Water and Worldwide Industries Corporation to paint elevated water storage tanks, effective July 1, 2021, was fully paid to Worldwide Industries Corporation as of April 2025.  In August 2025, Artesian Water entered into a new, three-year agreement with Worldwide Industries Corporation, effective September 1, 2025, to paint elevated water storage tanks.  Pursuant to the agreement, the expected total expenditure for the three years is $2.5 million.

In order to control purchased power costs and avoid fluctuations in electricity rates that happen due to the change of seasons, energy supply changes, or other outside factors, we utilize contracts with electric suppliers that provide a fixed rate.  In February 2021, Artesian Water entered into an electric supply contract with MidAmerican that was effective from May 2021 to May 2025.  The fixed rate was lowered 5.6% starting in May 2021.  In April 2025, Artesian entered into an electric supply contract with Constellation NewEnergy, Inc. that is effective from May 2025 to May 2029 for Delaware operations.  The supply rate was increased approximately 25% starting in May 2025.  The total estimated annual increase in electric supply expense beginning in May 2025 is approximately $0.5 million.  In February 2022, Artesian Water Maryland entered into an electric supply agreement with Constellation NewEnergy, Inc., effective from May 2022 through November 2025.  In April 2025, Artesian Water Maryland entered into an electric supply agreement with WGL Energy that is effective from November 2025 through November 2029 for Maryland operations.  The fixed rate will increase 5.5% starting in November 2025.  In January 2022, following the acquisition of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, an electric supply contract with WGL Energy that was effective through December 2024.  In November 2024, TESI entered into a short-term electric supply contract with WGL Energy effective December 2024 through May 2025.  The fixed rate was increased 44.4% starting in December 2024.  These fixed rate electric supply contracts are for normal purchases and are not derivative instruments.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2024 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2025 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of September 30, 2025, there was approximately $0.3 million outstanding on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)    None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	Artesian Resources Corporation 2025 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 filed October 31, 2025.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350). **

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 7, 2025	By:	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ DAVID B. SPACHT
David B. Spacht Chief Financial Officer (Principal Financial Officer)