Form 10-K
period 2025-12-31
ARTESIAN RESOURCES CORP
filed 2026-03-16
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Address of principal executive offices

(302) 453 – 6900
-----------------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock	ARTNA	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑	Yes		No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No

The aggregate market value of the Class A Non-Voting Common Stock and Class B Common Stock held by non-affiliates of the registrant at June 30, 2025 was $305,477,587 and $8,714,838, respectively.  The aggregate market value of Class A Non-Voting Common Stock was computed by reference to the closing price of such class as reported on the Nasdaq Global Select Market on June 30, 2025, which trade date was June 30, 2025.  The aggregate market value of Class B Common Stock was computed by reference to the last reported trade of such class as reported on the OTC Bulletin Board as of June 30, 2025, which trade date was June 25, 2025.

As of March 10, 2026, 9,436,930 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

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
  material costs and availability;
  consumer and producer price inflation;
  the impact of recent acquisitions on our ability to expand and foster relationships;
  strategic plans for goals, priorities, growth and expansion;
  expectations for our water and wastewater subsidiaries and non-utility subsidiaries;
  customer base growth opportunities in Delaware and Cecil County, Maryland;
  our belief regarding the timing and results of our rate requests;
  our belief regarding our capacity to provide water services for the foreseeable future to our customers;
  our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations and the Lead and Copper Rule Improvements;
  our belief concerning class action settlements designed to resolve claims for PFAS contamination and any related outcome;
  our expectation of the timing of decisions by regulatory authorities;
  our belief regarding the success of any rate increase request;
  the impact of weather and climate change on our operations;
  the execution of our strategic initiatives;
  regulatory delays or uncertainty;
  our expectation of the timing for construction on new projects;
  our expectation relating to the adoption of recent accounting pronouncements;
  contract operations opportunities;
  legal proceedings;
  our properties;
  deferred tax assets;
  the adequacy of our available sources of financing;
  the expected recovery of expenses related to our long-term debt;
  our expectation to be in compliance with financial covenants in our debt instruments;
  our ability to refinance our debt as it comes due;
  our ability to adjust our debt level, interest rate, maturity schedule and structure;
  the timing and terms of renewals of our lines of credit;
  changes in interest rates;
  plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather;
  anticipated growth in our non-utility subsidiaries;
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
  changes in weather and climate;
  changes in our contractual obligations;
  ability to sufficiently control certain operating expenses which are necessary to provide public utility services;
  changes in government policies;
  costs and timely availability of materials and supplies for essential infrastructure projects and operations;
  the timing and results of our rate requests;
  delays in or failure to receive regulatory approvals;
  government or regulatory shutdowns or defunding;
  cyber-attacks;
  changes in economic and market conditions generally;
  effectiveness of internal control over financial reporting;
  unexpected events, restrictions and policies related to a public health crisis; and
  other matters discussed elsewhere in this Annual Report on Form 10-K.

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

We hold Certificates of Public Convenience and Necessity, or CPCNs, for approximately 312 square miles of exclusive water service territory, most of which is in Delaware with some territory being in Maryland and Pennsylvania.  Our largest connected regional water system, consisting of approximately 145 square miles and 81,000 metered customers, is located in northern New Castle County and portions of southern New Castle County, Delaware.  We hold CPCNs for approximately 61 square miles of wastewater service territory located in Sussex County, Delaware.  A significant portion of our exclusive service territory is in Sussex County, Delaware and remains undeveloped, and if and when development occurs and there is population growth in these areas, we anticipate we will increase our customer base by providing water and/or wastewater service to the newly developed areas and new customers.

Subsidiaries

Artesian Water

Artesian Water, our principal subsidiary, distributes and sells water to residential, commercial, industrial, governmental, municipal and utility customers throughout the State of Delaware.  In addition, Artesian Water provides services to other water utilities, including operations, and has contract operation agreements with private, municipal and state water providers.  Artesian Water also provides water for public and private fire protection to customers in our service territories.  Artesian Water produced approximately 80.5% of our 2025 consolidated operating revenues.

We derive about 93% of our self-supplied groundwater from wells that pump groundwater from aquifers and other formations located in the Atlantic Coastal Plain.  The remaining 7% of our groundwater supply comes from wells in the Piedmont Province.  We use a variety of treatment methods, including aeration, pH adjustment, chlorination, fluoridation, ultra violet oxidation, arsenic removal, nitrate removal, radium removal, iron removal, and carbon adsorption to meet federal, state and local water quality standards. Additionally, a corrosion inhibitor is added to our self-supplied groundwater and to supply from interconnections. We have 64 different water treatment facilities in our Delaware systems. All water supplies that we purchase from neighboring utilities are potable.

To supplement our groundwater supply, we purchase treated surface water through interconnections only in the northern service area of our New Castle County, Delaware system.  The treated surface water is blended with our groundwater supply for distribution to our customers. Nearly 97% of the overall 9.2 billion gallons of water we distributed in all of our Delaware systems during 2025 came from our groundwater wells, while the remaining 3% came from interconnections with other utilities and municipalities.  In Delaware in 2025, we pumped an average of 24.3 million gallons per day, or mgd, from our groundwater wells and obtained an average of approximately 0.9 mgd from interconnections.  Our peak water supply capacity currently is approximately 57.7 mgd.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

In Delaware, we have 25 interconnections with three neighboring water utilities and seven municipalities that provide us with the ability to purchase or sell water.  An interconnection agreement with Chester Water Authority, which is effective from January 1, 2022 through December 31, 2026, includes automatic five-year renewal terms, unless terminated by either party, and has a “take or pay” clause which currently requires us to purchase a minimum of 0.5 million gallons of water per day.  Artesian’s capital investments in self-sufficiency of water supply facilitated a reduction in the minimum amount of water required to be purchased under the current contract compared to previous contracted requirements.

As of December 31, 2025, we were serving customers through approximately 1,515 miles of transmission and distribution mains.  Mains range in diameter from two inches to twenty-four inches, and most of the mains are made of ductile iron or cast iron.

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

The majority of the 0.5 billion gallons of water we distributed in all of our Maryland systems during 2025 came from our groundwater wells, while a portion came from treated surface water.  We have ten separate water treatment facilities in our Maryland systems.  We have one surface water treatment facility located in Cecil County, Maryland, with the current ability to treat up to 1.0 mgd from an intake in the Susquehanna River that is permitted a withdrawal of a maximum of 5.0 mgd and a daily average of 3.5 mgd.  Our total peak water supply capacity in Cecil County, Maryland currently is approximately 2.0 mgd.  We have 9 storage tanks capable of storing approximately 2.5 million gallons.  We believe that we have in place sufficient capacity to provide water service for the foreseeable future to all existing and new customers in all of our service territories.

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

Artesian Wastewater owns and operates four wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 2.3 mgd.  Artesian Wastewater and Sussex County, a political subdivision of Delaware, provide reciprocal services to address the need of each for additional wastewater treatment and disposal capacity in certain service areas within Sussex County. Artesian Wastewater also owns and operates a disposal facility that includes a 90-million-gallon storage lagoon and spray irrigation to agricultural land.  This facility provides treated process wastewater disposal services for an industrial customer at a rate up to 1.5 mgd. In early 2026, a new treatment facility was completed that provides 625,000 gallon per day treated process wastewater disposal services for residential and small commercial customers.

TESI

Artesian Wastewater operates as the parent holding company of TESI.  TESI was incorporated in 2004 and is a regulated entity that owns wastewater collection and treatment infrastructure and provides wastewater services to customers in Sussex County, Delaware, including all residents within the Town of Milton, as a regulated public wastewater service company.

TESI owns and operates four wastewater treatment facilities, which, combined, are permitted to treat and/or dispose of approximately 525 ,000 gallons per day.

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

Artesian Utility also offers protection plans to customers, the Water Service Line Protection Plan, or WSLP Plan, the Sewer Service Line Protection Plan, or SSLP Plan, and the Internal Service Line Protection Plan, or ISLP Plan (collectively, SLP Plan or SLP Plans).  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  The Company discontinued enrolling new customers in the ISLP Plan effective January 2026.  For customers that were previously enrolled, the ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences up to an annual limit.

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

The water industry is capital intensive, with one of the highest levels of capital investment in plant and equipment per dollar of revenue among all utilities.  Increasingly stringent drinking water regulations adopted to meet the requirements of the Safe Drinking Water Act have required the water industry to invest in more advanced treatment systems and processes, which require a heightened level of expertise.  We have made significant enhancements to existing facilities to effectively treat and remove compounds as required by government agencies, such as ultraviolet oxidation treatment, ceramic membrane filtration and carbon filtration.  We are currently in full compliance with the requirements of the Safe Drinking Water Act. Even though our water utility was founded in 1905, the majority of our investment in infrastructure occurred in the last 40 years.

As required by the Safe Drinking Water Act, the EPA establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  At the national level, water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  Delaware water utilities are required to notify the public of any violations of the MCLs beginning January 15, 2026.To allow drinking water systems more time to develop plans for addressing PFAS where they are found and implement solutions, the EPA plans to develop a rulemaking to provide additional time for compliance, including a proposal to extend the compliance date to 2031.  The EPA plans to finalize this rule in the Spring of 2026.  The Company has installed treatment for PFAS at several wellfields to date and plans to continue to install treatment at additional locations as necessary in future years.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 15 – Legal Proceedings.

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

Under Delaware state laws and regulations, we are required to file applications with DNREC for water allocation permits for each of our operating wells pumping greater than 50,000 gallons per day.  For any wells in the Delaware River Basin, we must also file allocation permits with the Delaware River Basin Commission, or DRBC.  We have 154 operating and 63 observation and monitoring wells in our Delaware systems.  At December 31, 2025, we had allocation permits for 124 wells, permits pending for 14 wells and 16 wells that did not require a permit.

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

The MDE ensures that water quality and quantity at all public water systems in Maryland meet the needs of the public and are in compliance with federal and state regulations. The MDE also ensures that public drinking water systems provide safe and adequate water to all current and future users in Maryland and that appropriate usage, planning, and conservation policies are implemented for Maryland’s water resources. The MDE oversees the development of Source Water Assessments for water supplies and issues water appropriation permits for public drinking water systems.  In order to appropriate water for municipal, commercial, industrial or other non-domestic uses, a Water Appropriation Permit must be obtained.  Issuance of the permit involves evaluating the needs of the user and the potential impact of the withdrawal on neighboring users and the water source in order to maximize beneficial use of the water. Permits for large appropriations often involve conducting pump tests to measure adequacy of an aquifer and safe yield of a well, or reviewing stream flow records to determine the adequacy of a surface water source.  Regulations require all new community water systems to have sufficient technical, managerial and financial capacity to provide safe drinking water to their consumers prior to being issued a construction permit.  Also, capacity management guidance contains capacity limiting factors that can include source capacity, treatment capacity and appropriation permit quantity. The quantity of water withdrawn from the Port Deposit surface water intake is allocated by the Susquehanna River Basin Commission, or SRBC, and the MDE.  We have 15 operating wells and one surface water in-take in our Maryland systems.

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

In March 2024, the SEC passed rule changes that would have required registrants to include extensive climate-related information in their registration statements and periodic reports.  Later in March 2024, the U.S. Fifth Circuit Court of Appeals granted a temporary stay of the rules pending judicial review, in response to a petition arguing, among other things, that the rules would cause irreparable harm and exceed the SEC's authority.  In March 2025, the SEC announced that it had voted to end its defense of the final rules on the enhancement and standardization of climate-related disclosures.  While climate-related risk and emissions disclosure requirements continue to evolve at the state level, the future of the SEC’s climate-related disclosure rules remains uncertain, and it is unlikely that public companies will need to make disclosures under the SEC’s climate rules.

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

Competition

Our business in our franchised service areas is substantially free from direct competition with other public utilities, municipalities and other entities. However, our ability to provide additional water and wastewater services is subject to competition from other public utilities, municipalities and other entities.  Even though our regulated subsidiaries have been granted an exclusive franchise for each of our existing community water and wastewater systems, our ability to expand service areas can be affected by the DEPSC, the MDPSC or the Pennsylvania Public Utility Commission, or PAPUC, awarding franchises to other regulated water or wastewater utilities with whom we compete for such franchises. As the sole regional regulated wastewater utility in Sussex County, Delaware, our operational initiatives are not impacted by competing franchise applications, which ensures uninterrupted service and protection against service area encroachment.

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

Employees and Human Capital Resources

As of December 31, 2025, we operated with 272 full-time and 2 part-time employees.  Of these employees, 58 were officers and managers; 142 were employed as operations personnel, including engineers, technicians, draftsman, maintenance and repair persons, meter readers and utility personnel; and 38 were employed in accounting, budgeting, information systems, human resources, customer relations and public relations.  The remaining 36 employees were administrative personnel.

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

While we maintain an extensive qualification and performance review system to control risk associated with such reliance on third parties, failure of suppliers or independent contractors to meet commitments could adversely affect construction and maintenance schedules and our results of operations and financial condition.  We have been affected and could continue to be further affected, by supplier delays and increased costs, due to the impacts of inflation, tariffs, recession, wars and international conflicts, and/or other macroeconomic factors, which are outside of our control and could affect our results of operations.  We are also dependent on the availability of electricity and purchased water at affordable prices.  While our electricity costs and purchased water costs are at fixed prices under contracts, after the expiration of these contracts, we may be required to pay higher electricity costs and purchased water costs.

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

As a regulated utility, we are subject to regulation at the federal, state and local level.  We have made significant capital expenditures to adhere to regulations imposed by such authorities and expect to continue to make capital expenditures in the future to adhere to such regulations.  Changes in local, state or federal administrative policy or priorities could affect the possible interpretation of existing regulations or such authorities may impose new rules and regulatory requirements.  New administrations could also eliminate proposed rules and reverse final policies of prior administrations, which could lead to conflict between federal and state regulations and regulatory uncertainty, which could cause us to reevaluate our strategic priorities and capital expenditures or otherwise impact our business operations.  The impact of any regulatory requirement changes is unpredictable, and could materially and adversely affect our business, financial position and results of operations.

We may be adversely affected by climate variability or by regulatory, legal or market responses to such change.

Climate variability may cause negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our facilities and/or operations or those of our suppliers or independent contractors in our service areas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.  Potential climate variability challenges include the following: increased frequency and duration of droughts, increased precipitation and flooding, increased frequency and severity of storms and other weather events, potential degradation of water quality, unexpected changes in temperature, possible increases in ocean levels, disruptions in water or wastewater services to our customers, decreases in available water supply, extreme changes in water usage patterns and related revenue, increases in expenditures to repair any damages, increases in costs to reduce risks associated with significant weather events or natural disasters, and increases in costs to improve the reliability of our water and wastewater systems and facilities.  Due to the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our financial condition, results of operations, cash flows and liquidity.  Although some or all potential expenditures and costs with respect to our regulated businesses could be recovered through rates we charge to our customers, there can be no assurance that the applicable regulatory authority would authorize recovery of such costs, in whole or in part, for any of these impacts.

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

Risks Related to Governmental Laws and Regulations

We rely on governmental approvals in the States of Delaware and Maryland and the Commonwealth of Pennsylvania, such as approvals from the Delaware River Basin Commission and Susquehanna River Basin Commission for applicable water allocation, water appropriation and water capacity permits.  In addition, we rely on governmental approvals in the State of Delaware for applicable wastewater collection, treatment and disposal permits for the operation of our wastewater facilities.

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

We are subject to various federal, state, and local laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes.  Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including, among others, the federal Safe Drinking Water Act, the Clean Water Act, the Lead and Copper Rule and other federal and state laws. These federal and state regulations are issued by the EPA and state environmental regulatory agencies. Pursuant to these laws and regulations, we are required to obtain various water allocation permits and environmental permits for our operations. The water allocation permits control the amount of water that can be drawn from water resources. New or stricter water allocation regulations can adversely affect our ability to meet the demands of our customers. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards would be imposed that will raise our operating costs and capital expenditures. Thus, we can provide no assurances that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

We could be adversely impacted by macroeconomic factors outside of our control, including but not limited to inflation, interest rates, tariffs, trade wars, wars and international conflicts, and/or recession.

We have been affected and could continue to be affected by increased costs for items such as, among others, materials for capital expenditures, fuel, and treatment chemicals, due to the impacts of inflation.  If inflation increases significantly, as a result of increased interest rates, tariffs, trade wars, wars and international conflicts, or otherwise, we may seek to increase our rates charged to customers.  We can provide no assurances that any future rate increase request will be approved by the applicable regulatory authority, and if approved, we cannot guarantee that any rate increase will be granted in a timely manner and/or will be sufficient in amount to cover costs for which we initially sought the rate increase.  The impact of such inflationary pressure could adversely affect our results of operations, financial position or cash flows.

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

  Dilutive issuance of our equity securities;
  Incurrence of debt and contingent liabilities;
  Difficulties in integrating the operations and personnel of the acquired organization;
  Diversion of our management’s attention from ongoing business concerns;
  Failure to have effective internal control over financial reporting;
  Overload of human capital resources; and
  Other acquisition-related expense.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements.  The organizations we acquire in the future may not achieve sales and profitability that would justify our investment.

We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from certain state public utilities commissions.  The timeliness and outcome of those state public utilities commissions' decisions could hinder future acquisitions and any failure to complete a pending transaction would prevent us from realizing the anticipated benefits.  We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed.

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

Our Company from time to time could be party to or our operations targets of, lawsuits, claims, investigations and proceedings, including system failure, injury, contract, environmental, health and safety and employment matters, which are handled and defended in the ordinary course of business. The results of any future litigation or settlement of such lawsuits and claims are inherently unpredictable, but such outcomes could also materially and adversely affect our business, financial position and results of operations.

Risk Related to Cybersecurity and Technology

We are dependent on the continuous and reliable operation of our information technology systems that require potentially costly maintenance, and could become subject to cyberattacks disrupting our operations.

We rely on our information technology systems to manage operation of our business.  Specifically, our business relies on various technology systems, including but not limited to those associated with customer information, financial reporting, asset and inventory management, facility operations and monitoring, human resources and accounts receivable.  Such systems require periodic modifications, upgrades or replacement that subject us to inherent costs and risks, including substantial capital expenditures, additional administration and operating expenses, and other risks and costs of delays in transitioning to new systems or of integrating new systems into our current systems.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, human error, acts of war, terrorism, international conflict, sabotage, theft or similar events or disruptions.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a material adverse effect on our business and results of operations.

Cyberattacks on utility companies have been increasing in recent years. To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company.  Despite our efforts, a cyberattack, if it occurred, could cause water or wastewater system operational complications, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer or other confidential information.  Possible impacts associated with a cyberattack could also include remediation costs related to lost, stolen, or compromised data, repairs to information technology and data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for water and wastewater utility providers, and litigation.  We feel we have adequate cybersecurity insurance coverage to mitigate the cost of any such cyberattack; however, a possible cyberattack could affect our operations and have a material adverse effect on our business and results of operations.  We have implemented, and will continue to internally monitor and manage, business processes to support our cybersecurity program.  For additional information concerning the Company’s cybersecurity program, see Item 1C - Cybersecurity.

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

There is a risk that our employees or independent contractors engage in misconduct that adversely affects our business.  Misconduct could subject us to regulatory investigations, legal liabilities or penalties and we could suffer harm to our reputation, financial position, and the trading price of our common stock.  We also face the risk that our employees engage in workplace misconduct, despite our implementation of policies and training to prevent and detect misconduct.  Such misconduct could negatively harm our reputation or impair our ability to attract and retain qualified, skilled employees.  If our employees engage in misconduct, our business could be materially adversely affected.

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

Our cybersecurity management process consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing.  We have installed and utilize enterprise scale technology to support an appropriate cybersecurity posture including: endpoint detection and response, firewalls, security information and event management, email security, multifactor authentication, and vulnerability management.  We receive cybersecurity related alerts from our membership in a number of industry groups.  These alerts are evaluated and in the event an alert requires action within our environment, such actions are taken promptly. Our process and cybersecurity posture are refined based on the results of periodic third-party cybersecurity assessments.  We engage with the Cybersecurity and Infrastructure Security Agency through their cyber hygiene service offerings.  Cybersecurity is addressed in IT’s reports to the Corporate Automation Steering Committee, which consists of all Officers and the Director of Customer Service, as well as in IT’s reports to the Board of Directors.  Should a cyber event occur, depending on the severity of an event, our cyber incident reporting process includes informing, as early as practicable, our senior corporate management.

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

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company.  However, despite all the aforementioned efforts, a cyberattack, if it occurred, could cause water or wastewater system operational problems, disrupt service to our customers, compromise important data or systems or result in an unintended release of customer or other confidential information.  See “Item 1A. Risk Factors—Risks Related to Cybersecurity and Technology” for additional discussion of cybersecurity risks impacting our Company.

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

The Company owns land, rights-of-way, easements, transmission and distribution mains, collection mains, pump facilities, treatment plants, lift stations, treatment/disposal facilities, storage tanks, meters, vehicles and related equipment and facilities.  The following table indicates our utility plant as of December 31, 2025.

Utility plant comprises:
In thousands
	Estimated Useful Life (In Years) Effective
	June 12, 2024	December 31,2025
Utility plant at original cost
Utility plant in service-Water
Intangible plant	---	$140
Source of supply plant	45-85	33,507
Pumping and water treatment plant	15-64	137,543
Transmission and distribution plant
Mains	73-81	416,690
Services	39-58	67,999
Storage tanks	70-76	42,995
Meters	16-26	28,921
Hydrants	60-68	21,738
General plant	5-81	61,191

Utility plant in service-Wastewater
Intangible plant	---	116
Treatment and disposal plant	20-81	76,509
Collection mains and lift stations	70-81	62,909
General plant	5-31	3,041

Property held for future use	---	4,805
Construction work in progress	---	45,667
		1,003,771
Less – accumulated depreciation		202,077
		$801,694

Substantially all of Artesian Water's utility plant, except the utility plant in the town of Townsend, Delaware, is pledged as security for our First Mortgage Bonds. As of December 31, 2025, no other water utility plant has been pledged as security for loans.  Two parcels of land held by Artesian Wastewater are pledged as security for a loan.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater industry practice. We believe that all our existing facilities adequately meet current necessary production capacities and current levels of utilization.

ITEM 3.
LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Notes to Consolidated Financial Statements – Note 15 – Legal Proceedings.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for the Company’s Common Equity

Artesian Resources' Class A Non-Voting Common Stock, or Class A Non-Voting Stock, is listed on the Nasdaq Global Select Market and trades under the symbol "ARTNA."  On March 10, 2026, the last closing sale price as reported by the Nasdaq Global Select Market was $32.56 per share.  As of March 10, 2026 there were 452 holders of record of the Class A Non-Voting Stock. The stockholders of Class A Non-Voting Stock are entitled to receive dividends when they are declared by the Board of Directors. The Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.  See the Consolidated Financial Statements for additional information regarding the Company’s dividend history.

The intraday high and low Nasdaq Global Select Market prices on the Class A Non-Voting Stock for each quarter during the past two years were:

	Stock Price
	High	Low
2025
First Quarter	$33.14	$32.41
Second Quarter	$33.97	$33.30
Third Quarter	$32.86	$32.37
Fourth Quarter	$31.83	$31.33

2024
First Quarter	$41.73	$33.84
Second Quarter	$41.29	$33.34
Third Quarter	$41.29	$34.96
Fourth Quarter	$37.35	$30.99

Our Class B Common Stock, or Class B Stock, is quoted on the OTC Bulletin Board under the symbol "ARTNB."  There has been a limited and sporadic public trading market for the Class B Stock.  As of March 10, 2026, the last reported trade of the Class B Stock on the OTC Bulletin Board was at a price of $33.51 per share on January 16, 2026.  As of March 10, 2026, there were 133 holders of record of the Class B Stock.  Shares of Class B Stock are paid the same dividend as the shares of the Class A Non-Voting Stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we did not issue any unregistered shares of our Class A Non-Voting Stock or Class B Stock.

The following graph compares the yearly change in the cumulative shareholder return on the Company’s Class A Non-Voting Stock with the Standard & Poor’s 500 Stock Index and a Peer Group of water utility companies. The graph covers the period from December 2020 (assuming a $100 investment on December 31, 2020, and the reinvestment of any dividends) through December 2025:

Comparison of Cumulative Five Year Total Return
Artesian Resources Corporation
S&P 500 Index
Peer Group
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025

		INDEXED RETURNS
	Base Period	Years Ending December 31
Company Name / Index	2020	2021	2022	2023	2024	2025
Artesian Resources Corporation	100	128.22	165.77	119.97	94.54	98.16
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
Peer Group	100	123.98	106.13	91.26	87.34	92.61

The Peer Group includes American States Water Company, American Water Works Company, Inc., Essential Utilities, Inc., H2O Water, California Water Service Group, Middlesex Water Company, SJW Group and York Water Company.

ITEM 6.
RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business. Our regulated utility segment comprised 93.2% of total operating revenues for the year ended December 31, 2025 and 93.5% for the year ended December 31, 2024.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of December 31, 2025, the number of metered water customers in Delaware increased approximately 1.8% compared to December 31, 2024.  The number of metered water customers in Maryland increased approximately 1.8% compared to December 31, 2024. The number of metered water customers in Pennsylvania remained consistent compared to December 31, 2024. For the year ended December 31, 2025, approximately 9.4 billion gallons of water were distributed in our Delaware systems and approximately 103.7 million gallons of water were distributed in our Maryland systems.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of December 31, 2025, the number of Delaware wastewater customers increased approximately 6.5% compared to December 31, 2024.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers protection plans to customers: the WSLP Plan, the SSLP Plan, and the ISLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of December 31, 2025, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.1%, 2.0% and 5.7%, respectively, compared to December 31, 2024. The Company discontinued enrolling new customers in the ISLP Plan, effective January 2026.

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

In our regulated wastewater subsidiaries, we foresee significant growth opportunities and will continue to seek strategic partnerships and relationships with developers and governmental agencies to complement existing agreements for the provision of wastewater service on the Delmarva Peninsula. There are numerous locations in Sussex County where Artesian Wastewater’s and Sussex County’s facilities are connected or integrated to allow for the movement and disposal of wastewater generated by one or the other’s system in a manner that most efficiently and cost effectively manages wastewater transmission, treatment and disposal.  In addition, Artesian Wastewater plans to utilize our larger regional wastewater facilities to expand service areas to new customers while transitioning our smaller treatment facilities into regional pump stations in order to gain additional efficiencies in the treatment and disposal of wastewater. We believe this will reduce operational costs at the smaller treatment facilities in the future because they will be converted from treatment and disposal plants to pump stations to assist with transitioning the flow of wastewater from one regional facility to another.  In addition, Artesian’s Delaware wastewater subsidiaries are the sole regional regulated wastewater utilities in Delaware, which we believe will enable us to continue to increase efficiencies in the treatment and disposal of wastewater and expand our wastewater operations.

In April 2024, Artesian Wastewater received a permit from DNREC for construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  Under its previous permit, SRRF provided solely land disposal services for a single commercial processing and treatment plant.  Under its new permit, SRRF will continue providing those disposal services alongside the new treatment plant. The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure and was completed in the first quarter of 2026.  In February 2026, Artesian Wastewater received a permit from DNREC for construction of the next phase of an additional 625,000 gallon per day regional wastewater treatment facility.

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

In our non-utility subsidiaries, we continue pursuing opportunities to expand our contract operations.  Through Artesian Utility, we will seek to expand our contract design, engineering and construction services of water and wastewater facilities for developers, municipalities and other utilities.  We also anticipate continued growth due to our water and sewer SLP Plans.  Artesian Development owns two nine-acre parcels of land, located in Sussex County, Delaware, which allows for construction of a water treatment facility and wastewater treatment facility.

CRITICAL ACCOUNTING ESTIMATES

Management has reviewed our financial policies and determined that there are no critical accounting estimates requiring disclosure.  Our accounting policies do not require management to make difficult, subjective, or complex judgments about matters that are highly uncertain, and therefore, no significant estimates are deemed critical to the portrayal of our financial condition or results of operations.  Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Results of Operations

2025 Compared to 2024

Operating Revenues

Revenues totaled $112.9 million for the year ended December 31, 2025, an increase of $5.0 million, or 4.6%, over the revenues for the year ended December 31, 2024.

Water sales revenue increased $2.8 million, or 3.2%, for the year ended December 31, 2025 from the corresponding period in 2024, primarily the result of two temporary rate increases as permitted under Delaware law, until permanent rates are determined by the DEPSC, as well as an increase in the number of customers served and DSIC revenue.  The first temporary rate increase of 2.88% was placed into effect on June 3, 2025 at which time the DSIC rate of 1.66% was set to zero.  The second temporary rate increase of 6.82% was placed into effect on November 6, 2025.  A portion of the revenue from the November 6, 2025 temporary rate increase was recorded as a reserve for refund and is not reflected in income.  We realized 80.5% and 81.6% of our total operating revenue for the years ended December 31, 2025 and December 31, 2024, respectively, from the sale of water.

Other utility operating revenue increased approximately $1.5 million, or 11.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.  This increase is primarily due to an increase in wastewater revenue associated with customer growth.

Non-utility operating revenue increased approximately $0.7 million, or 10.2%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to an increase in SLP Plan revenue, primarily the result of an increase in rates that were placed into effect on December 1, 2024 and increase in the number of customers participating in the SLP Plans.

Operating Revenues
in thousands	2025		2024		2023
Water Sales
Residential	$61,821	54.8%	$60,390	55.9%	$55,062	55.8%
Non-residential	26,461	23.4	25,149	23.3	22,773	23.0
Resale	2,625	2.3	2,540	2.4	2,198	2.2
Other utility operating revenues	14,599	12.9	13,129	12.2	12,195	12.3
Non-utility operating revenues	7,435	6.6	6,744	6.2	6,633	6.7
Total	$112,941	100.0%	$107,952	100.0%	$98,861	100.0%

Operating Expenses

Operating expenses, excluding depreciation and amortization and income taxes, increased $2.7 million, or 4.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Utility operating expenses increased $2.6 million, or 5.3%.  The increase in utility operating expenses consists of a $0.9 million increase in payroll and employee benefit costs, a $0.8 million increase in administrative costs, a $0.4 million increase in purchased power costs, a $0.4 million increase in supply and treatment costs, and a $0.3 million increase in transmission, distribution and collection system costs.  The increase in utility operating expenses is partially offset by a $0.1 million decrease in purchased water costs.

Property and other taxes increased $0.1 million, or 1.2%, primarily due to a reassessment and tax rate changes in New Castle County, Delaware partially offset by an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, and hydrants.

Percentage of utility and non-utility operating expenses
	2025	2024	2023
Payroll and Associated Expenses	47.0%	47.7%	49.5%
Administrative	17.4	16.7	16.9
Supply and Treatment	13.3	13.3	11.9
Purchased Power	6.3	5.8	5.7
Transmission, Distribution and Collection	5.3	5.1	4.6
Purchased Water	2.4	2.8	2.7
Non-utility Operating	8.3	8.6	8.7
Total	100.0%	100.0%	100.0%

The ratio of operating expense, excluding depreciation and amortization and income taxes, to total revenue was 56.2% for the year ended December 31, 2025, compared to 56.4% for the year ended December 31, 2024.

Depreciation and amortization expense increased $0.2 million, or 1.3%, primarily due to additional depreciation from continued investment in utility plant related to providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers, partially offset by a decrease in depreciation expense related to an increase in utility plant funded by Contributions in Aid of Construction, or CIAC.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by CIAC.

Federal and state income tax expense increased $0.5 million, or 7.1%, primarily due to higher pre-tax income, partially offset by higher regulatory deferred income tax amortization in 2025 compared to 2024.

Other Income

Other income increased $0.7 million, primarily due to an increase in allowance for funds used during construction, or AFUDC, as a result of higher long-term construction activity subject to AFUDC.

Interest Charges

Interest charges decreased $0.1 million, primarily due to a decrease in long-term debt interest related to lower borrowing levels.

Net Income

Our net income applicable to common stock increased $2.4 million, or 11.9%.  Total revenue increased $5.0 million, other income increased $0.7 million, and interest charges decreased $0.1 million, offset by a $3.4 million increase in total operating expenses.

Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K includes a comparative discussion of the years ended December 31, 2024 and 2023 and is incorporated herein by reference.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity for the year ended December 31, 2025 were $40.3 million of cash provided by operating activities and $26.1 million in net contributions and advances from developers.  Funds from these liquidity sources were used to invest $58.8 million in capital expenditures and to pay dividends of approximately $12.7 million.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

We expect that our net investments in utility plant in 2026 will be approximately $64.3 million.  Our total obligations related to interest and principal payments on indebtedness, rental payments, elevated storage tank agreements and water service interconnection agreements for 2026 are anticipated to be approximately $17.9 million.

Operating Activities

One of our primary sources of liquidity for the year ended December 31, 2025 was $40.3 million provided by cash flow from operating activities, compared to $36.8 million for the year ended December 31, 2024.  The increase in cash flows from operating activities is primarily due to changes in net income, accounts receivable, and accounts payable.  Cash flows from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investment in 2025 was to continue to provide high quality, reliable service to customers and to grow service territory.  Capital expenditures during 2025 were $58.8 million compared to $45.9 million invested during the same period in 2024. During 2025, these investments include renewals associated with the rehabilitation of aging infrastructure, installation of new mains, construction of a new wastewater treatment plant, upgrading elevated storage tanks, upgrading and replacing our meter reading equipment, and upgrading existing pumping and treatment stations, including PFAS treatment upgrades, to better serve our customers.

The following chart summarizes our investment in plant and systems over the past three fiscal years as well as our projected capital expenditures for the year 2026.

In thousands
	Projected
	2026	2025	2024	2023
Supply and treatment	$33,000	$15,802	$12,576	$17,454
Transmission, distribution and collection	45,176	40,592	32,226	41,389
General plant	7,350	4,091	2,275	4,577
AFUDC, equity portion	(971)	(1,640)	(1,135)	(1,243)
Gross investment in plant	$84,555	$58,845	$45,942	$62,177
Net contributions in aid of construction	(20,274)	(26,087)	(20,436)	(22,519)
Net investment in plant	$64,281	$32,758	$25,506	$39,658

Supply and treatment includes investments to construct, upgrade, and replace infrastructure for water and wastewater treatment plants, pump stations, disposal equipment and wells.  Transmission, distribution and collection includes investments to extend new infrastructure, renew aging infrastructure, and increase storage capacity to deliver water to customers and collect wastewater as well as relocate infrastructure due to government mandates.  General plant includes investments for transportation, construction, communications and lab testing equipment, as well as computer hardware and software and building renovations.

These investments are intended to improve efficiency, upgrade aging systems, accommodate growing populations, upgrade treatment capacity, apply advanced technologies, address environmental challenges and enhance resiliency.  The actual amount and timing of our projected capital expenditures and other investments are subject to periodic review, and revision to reflect changes in economic conditions, project scheduling, continued refinement of project scope and costs and other factors.  The Company believes the net investment in utility plant will continue to be recovered through rates charged to customers.

Financing Activities

For the year ended December 31, 2025, cash flows provided by financing activities were $17.3 million, compared to $7.1 million for the year ended December 31, 2024.  Our primary source of liquidity from financing activities was $26.1 million in net contributions and advances from developers and $5.7 million in lines of credit borrowings.  Cash flows provided by financing activities increased due to higher contributions in aid of construction and borrowings on lines of credit.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, contributions from developers and settlement funds, government grants and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At December 31, 2025, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2025, there was $34.3 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 18, 2026 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2025, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2025, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this  line of credit expires on October 31, 2026. Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
	Less than	1-3	4-5	After 5
In thousands	1 Year	Years	Years	Years	Total
First mortgage bonds (principal and interest)	$7,843	$40,610	$12,476	$192,089	$253,018
State revolving fund loans (principal and interest)	1,065	2,130	2,130	8,597	13,922
Promissory note (principal and interest)	962	1,924	1,927	7,725	12,538
Asset purchase contractual obligation (principal and interest)	326	320	---	---	646
Lines of credit	5,719	---	---	---	5,719
Operating leases	29	52	42	1,337	1,460
Operating agreements	38	19	--	---	57
Unconditional purchase obligations	1,031	114	114	198	1,457
Tank painting contractual obligation	849	1,273	---	---	2,122
Total contractual cash obligations	$17,862	$46,442	$16,689	$209,946	$290,939

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of December 31, 2025, we were in compliance with these covenants.

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

On March 13, 2026, Artesian Water Maryland and CoBank entered into a Master Loan Agreement, or the MLA, and supplement to the MLA, in which CoBank will make a single loan to Artesian Water Maryland in a principal amount not to exceed $10 million.  Artesian Water Maryland agrees to pay interest on the unpaid principal balance of the loans at 6.14% per annum.  Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Water Maryland agrees to repay the loan in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on June 30, 2026, and the last installment due on March 13, 2046.  The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 6.14% as the rate accruing on the loan; provided, however, that the last installment of the loan shall be in an amount equal to the then unpaid principal balance of the loan.  Closing on the debt financing was approved by the Maryland Public Service Commission on March 2, 2026.  The foregoing summary is qualified in its entirety by reference to the text of the MLA and the Supplement and the Guarantee of Payment, copies of which are filed as Exhibit 4.26 and Exhibit 4.27, respectively, hereto and are incorporated by reference.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 17 (Impact of Recent Accounting Pronouncements) to our Consolidated Financial Statements for a full description of the impact of recent accounting pronouncements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 5.96%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of December 31, 2025, there was approximately $5.7 million outstanding on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
In thousands

ASSETS	December 31, 2025	December 31, 2024
Utility plant, at original cost less accumulated depreciation	$801,694	$747,186
Current assets
Cash and cash equivalents	52	1,147
Accounts and other receivables (less provision for expected credit loss 2025 - $340; 2024 - $343)	9,489	11,339
Income tax receivable	769	624
Unbilled operating revenues	1,910	1,861
Materials and supplies	3,716	4,278
Prepaid property taxes	1,808	2,188
Prepaid expenses and other	3,673	3,091
Total current assets	21,417	24,528
Other assets
Non‑utility property (less accumulated depreciation 2025-$1,146; 2024-$1,116)	3,541	3,603
Other deferred assets	9,571	6,525
Goodwill	1,939	1,939
Operating lease right of use assets	414	414
Total other assets	15,465	12,481
Regulatory assets, net	12,653	14,428
Total Assets	$851,229	$798,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,316	$10,300
Preferred stock	-	-
Additional paid‑in capital	144,492	143,920
Retained earnings	95,114	84,969
Total stockholders' equity	249,922	239,189
Long‑term debt, net of current portion	174,276	176,509
	424,198	415,698
Current liabilities
Lines of credit	5,719	-
Current portion of long‑term debt	2,132	2,167
Accounts payable	14,018	11,228
Accrued expenses	4,601	5,336
Overdraft payable	103	31
Accrued interest	916	930
Income taxes payable	389	500
Customer and other deposits	3,474	3,347
Other	2,370	2,054
Total current liabilities	$33,722	$25,593

Commitments and contingencies (Note 11)

Deferred credits and other liabilities
Net advances for construction	$374	$1,582
Operating lease liabilities	407	404
Regulatory liabilities	26,301	30,267
Deferred investment tax credits	395	409
Deferred income taxes	54,756	52,265
Total deferred credits and other liabilities	$82,233	$84,927

Net contributions in aid of construction	311,076	272,405
Total Liabilities and Stockholders' Equity	$851,229	$798,623

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2025	2024	2023

Operating revenues
Water sales	$90,907	$88,079	$80,033
Other utility operating revenue	14,599	13,129	12,195
Non-utility operating revenue	7,435	6,744	6,633
Total Operating Revenues	112,941	107,952	98,861

Operating expenses
Utility operating expenses	52,411	49,796	46,205
Non-utility operating expenses	4,715	4,743	4,428
Depreciation and amortization	13,806	13,629	13,335
Taxes
State and federal income tax expense
Current	6,638	6,737	2,962
Deferred	1,193	578	3,386
Property and other taxes	6,396	6,318	6,099
Total Operating Expenses	85,159	81,801	76,415

Operating income	27,782	26,151	22,446

Other income, net
Allowance for funds used during construction (AFUDC)	2,379	1,643	2,002
Miscellaneous	1,347	1,379	1,407
Total Other Income, net	3,726	3,022	3,409

Income before interest charges	31,508	29,173	25,855

Interest charges	8,686	8,779	9,156

Net income applicable to common stock	$22,822	$20,394	$16,699

Net Income per common share:
Basic	$2.21	$1.98	$1.67
Diluted	$2.21	$1.98	$1.67

Weighted average common shares outstanding:
Basic	10,309	10,294	10,018
Diluted	10,312	10,296	10,022

Cash dividends per share of common stock	$1.23	$1.18	$1.14

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,822	$20,394	$16,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,806	13,629	13,335
Amortization of debt expense	352	353	355
Amortization of deferred income tax regulatory liability	(1,299)	(916)	(444)
Provision for expected credit loss	140	233	92
Deferred income taxes, net	2,477	1,480	3,813
Stock compensation expense	246	219	254
AFUDC, equity portion	(1,640)	(1,135)	(1,243)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	5,026	(257)	807
Income tax receivable	(145)	1,175	(167)
Unbilled operating revenues	(49)	73	(348)
Materials and supplies	562	1,705	(1,281)
Income taxes payable	(111)	498	(4)
Prepaid property taxes	380	81	(83)
Prepaid expenses and other	(582)	206	(419)
Other deferred assets	(485)	1,945	1,998
Regulatory assets	152	(206)	(497)
Regulatory liabilities	(2,918)	(2,800)	(2,724)
Accounts payable	1,748	305	284
Accrued expenses	(686)	552	614
Accrued interest	(14)	(1,345)	1,286
Customer deposits and other, net	564	634	(476)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,346	36,823	31,851

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(58,845)	(45,942)	(62,177)
Proceeds from sale of assets	129	623	99
NET CASH USED IN INVESTING ACTIVITIES	(58,716)	(45,319)	(62,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(2,343)	-	(23,477)
Borrowings under lines of credit agreements	8,062	-	3,303
Increase (decrease) in overdraft payable	72	22	(34)
Proceeds from contributions in aid of construction and advances	30,206	23,983	24,747
Payouts for contributions in aid of construction and advances	(4,119)	(3,547)	(2,228)
Net proceeds from issuance of common stock	342	347	37,073
Equity issuance cost	-	-	(317)
Issuance of long-term debt	-	758	5,608
Dividends paid	(12,677)	(12,168)	(11,242)
Debt issuance costs	-	-	-
Principal repayments of long-term debt	(2,268)	(2,257)	(2,010)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,275	7,138	31,423

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,095)	(1,358)	1,196

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,147	2,505	1,309

CASH AND CASH EQUIVALENTS AT END OF YEAR	$52	$1,147	$2,505

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions	$10,618	$8,718	$3,492
Contractual amounts of contributions in aid of construction due from developers included in accounts receivable and class action settlement funds included in other deferred assets (See Note 15 - Legal Proceedings)	$6,577	$641	$1,695
Change in amounts included in accounts payable and accrued payables related to capital expenditures	$875	$2,577	$(3,384)

Supplemental Cash Flow Information:
Interest paid	$8,348	$9,771	$7,515
Income taxes paid	$7,066	$5,732	$3,590
Income taxes refunded	$162	$701	$-

The notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Shares Outstanding	Common Shares Outstanding	$1 Par Value	$1 Par Value
	Class A Non-Voting (1) (3) (4)	Class B Voting (2)	Class A Non-Voting	Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2022	$8,621	881	$8,621	$881	$107,142	$71,286	$187,930

Net income	-	-	-	-	-	16,699	16,699
Cash dividends declared
Common stock	-	-	-	-	-	(11,242)	(11,242)
Issuance of common stock
Public offering, net of costs	763		763		35,464		36,227
Dividend reinvestment plan	8	-	8	-	373	-	381
Employee stock options and awards(4)	12	-	12	-	390	-	402
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of December 31, 2023	$9,404	881	$9,404	$881	$143,369	$76,743	$230,397

Net income	-	-	-	-	-	20,394	20,394
Cash dividends declared
Common stock	-	-	-	-	-	(12,168)	(12,168)
Issuance of common stock
Public offering, net of costs	-	-	-	-	-	-	-
Dividend reinvestment plan	10	-	10	-	337	-	347
Employee stock options and awards(4)	5	-	5	-	214	-	219
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of December 31, 2024	$9,419	881	$9,419	$881	$143,920	$84,969	$239,189

Net income	-	-	-	-	-	22,822	22,822
Cash dividends declared
Common stock	-	-	-	-	-	(12,677)	(12,677)
Issuance of common stock
Dividend reinvestment plan	11	-	11	-	331	-	342
Employee stock options and awards(4)	5	-	5	-	241	-	246
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of December 31, 2025	$9,435	881	$9,435	$881	$144,492	$95,114	$249,922

(1)        At December 31, 2025, 2024, and 2023, Class A Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of 28,970 treasury shares, were 9,434,370, 9,447,848 and 9,433,288, respectively.
(2)        At December 31, 2025, 2024, and 2023, Class B Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)        Artesian Resources Corporation registered 200,000 shares of Class A Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)       Under the 2015 Equity Compensation Plan, effective December 9, 2015, and the 2025 Equity Compensation Plan, effective October 31, 2025, Artesian Resources Corporation authorized up to 331,500 shares and 263,932, respectively, of Class A Stock for issuance of grants in forms of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.  The 2025 Equity Compensation Plan replaces the 2015 Equity Compensation Plan, outstanding grants under the 2015 Equity Compensation Plan shall continue in effect according to their terms, consistent with the 2015 Equity Compensation Plan. Includes stock compensation expense for the years ended December 31, 2025, 2024, and 2023. See Notes to Consolidated Financial Statements - Note 9 - Stock Compensation Plans.

The notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and TESI are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Maryland, and Artesian Wastewater Maryland, are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  All these subsidiaries follow the provisions of Accounting Standards Codification, or ASC, 980, Regulated Operations, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 16 - Business Segment Information to our Consolidated Financial Statements for a full description of our segment information.

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

Allowance for Funds Used during Construction, or AFUDC, is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. Presented in the table below is AFUDC for the years ended December 31:

In thousands

	2025	2024	2023
AFUDC - Debt	$739	$509	$759
AFUDC - Equity	$1,640	$1,135	$1,243

Utility plant comprises:
In thousands

	Estimated
	Useful Life
	(In Years)
	Effective
	June 12, 2024	December 31, 2025	December 31, 2024
Utility plant at original cost
Utility plant in service-Water
Intangible plant	-	$140	$140
Source of supply plant	45-85	33,507	30,320
Pumping and water treatment plant	15-64	137,543	130,226
Transmission and distribution plant
Mains	73-81	416,690	390,741
Services	39-58	67,999	63,613
Storage tanks	70-76	42,995	39,760
Meters	16-26	28,921	30,223
Hydrants	60-68	21,738	20,158
General plant	5-81	61,191	59,634

Utility plant in service-Wastewater
Intangible plant	-	116	116
Treatment and disposal plant	20-81	76,509	71,332
Collection mains and lift stations	70-81	62,909	57,084
General plant	5-31	3,041	2,632

Property held for future use	-	4,805	3,742
Construction work in progress	-	45,667	39,718
		1,003,771	939,439
Less – accumulated depreciation		202,077	192,253
		$801,694	$747,186

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years. Composite depreciation rates for water utility plant were 1.91%, 1.93% and 2.13% for 2025, 2024 and 2023, respectively. In a rate order issued by the DEPSC, the Company was directed, effective June 12, 2024, to begin using revised depreciation rates for utility plant in Artesian Water, which are based on the estimated useful life years noted in the table above.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Consolidated Balance Sheet.  Regulatory assets are amortized using the straight-line method over future periods, which range from 5 to 80 years.

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20–80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36–62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:
(in thousands)

	December 31, 2025	December 31, 2024

Deferred contract costs and other	$109	$271
Rate case studies	105	141
Delaware rate proceedings	312	474
Deferred income taxes	403	423
Debt related costs	3,617	3,969
Deferred costs affiliated interest agreement	998	1,054
Goodwill	243	251
Deferred acquisition and franchise costs - Maryland	352	389
Deferred acquisition costs – Delaware	219	231
Deferred acquisition adjustments – Delaware	3,288	3,359
Unrecovered reserve for depreciation	3,007	3,866
	$12,653	$14,428

Impairment or Disposal of Long-Lived Assets

Our long-lived assets consist primarily of utility plant in service and regulatory assets.  A review of our long-lived assets is performed in accordance with the requirements of FASB ASC Topic 360. In addition, the regulatory assets are reviewed for the continued application of FASB ASC Topic 980.  The review determines whether there have been changes in circumstances or events that have occurred requiring adjustments to the carrying value of these assets.  FASB ASC Topic 980 stipulates that adjustments to the carrying value of these assets would be made in instances where the inclusion in the rate-making process is unlikely.  For the years ended December 31, 2025, 2024 and 2023, there was no impairment or regulatory disallowance identified in our review.

Goodwill

The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired.  At December 31, 2025 and December 31, 2024, the Company had approximately $1.9 million of goodwill, respectively.  The $1.9 million of goodwill arose from the January 2022 acquisition of Tidewater Environmental Services, Inc.  Artesian Wastewater operates as the parent holding company of Tidewater Environmental Services, Inc. dba Artesian Wastewater, or TESI, and is a subsidiary of our Regulated Utility segment.  In accordance with the accounting guidance for testing goodwill for impairment, the Company performs an annual assessment.  In 2025 and 2024, the Company used the optional qualitative assessment, "step zero”, to identify and evaluate relevant events and circumstances to conclude whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill.  Relevant events and circumstances assessed included macroeconomic conditions, industry and market conditions, cost factors, financial performance, management and overall strategy.  After evaluating and weighing these relevant events and circumstances, it was concluded that there was no impairment of goodwill and it was not necessary to perform quantitative testing.

Other Deferred Assets

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  The settlement agreement receivable is related to the long-term portion of multi-district litigation, or MDL, class action settlement reimbursements, as further discussed in Note 15 - Legal Proceedings, and is recorded at amortized cost, with the difference between the carrying amount and the amortized cost recognized as CIAC.

Other deferred assets at December 31, net of amortization, comprise:

In thousands	2025	2024

Investment in CoBank	$6,889	$6,425
Settlement receivable-long term	2,596	-
Other deferred assets	86	100
	$9,571	$6,525

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

The DEPSC approved part of the settlement funds pursuant to the settlement agreements as discussed in Note 15 - Legal Proceedings to be included in CIAC.  As of December 31, 2025, approximately $1.5 million of settlement funds received and approximately $5.1 million of additional settlement funds to be received over the next eight years are included in CIAC.

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

Deferred settlement refunds consisted of reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Site in groundwater that Artesian Water uses for public potable water supply, pursuant to the Settlement Agreement.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  Artesian Water received approval from the DEPSC in October 2022 to refund to its customers these reimbursements for past capital and operating costs.  The refund for the reimbursements was applied to customer bills in annual installments.  The refunds occurred in October 2022, August 2023, August 2024 and August 2025.  The amount of the credit was calculated by dividing the amount of the reimbursement by the number of eligible customers.  Beginning in 2022, Artesian Water began recording recovery of capital expenditures related to treatment of contaminants from the Site as Contributions in Aid of Construction and began recording expense recovery as an offset to operations and maintenance expense, with the intention that those recoveries will be available for inclusion and consideration in any future rate applications.

Deferred income taxes primarily represent tax benefits that will be returned to regulated utility customers through an approved rate making process, as described below.  These tax benefits resulted from the TCJA.  The TCJA required the Company to remeasure its deferred income tax balances to reflect the reduction in the corporate income tax rate from 34% to 21%. This remeasurement adjustment made to deferred income taxes was substantially offset by the recognition of a regulatory liability for excess accumulated deferred income taxes, or EADIT, and reflects the benefits customers will receive in future approved rates.  Pursuant to a DEPSC rate order, Artesian Water is amortizing $25 million of the EADIT balance. The DEPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for wastewater customers and the MDPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for Maryland customers.

Regulatory liabilities comprise:
	(in thousands)
	December 31, 2025	December 31, 2024

Utility plant retirement cost obligation	$107	$279
Deferred settlement refunds	-	2,496
Deferred income taxes (related to TCJA)	26,194	27,492
	$26,301	$30,267

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

Under FASB ASC Topic 740, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  For the full year 2024, the Company accrued approximately $17 thousand in penalties and interest related to positions taken on the 2022 corporate income tax return. For the full year 2025, the Company has accrued approximately $22 thousand in penalties and interest related to positions taken on the 2022 and 2024 corporate income tax return. The Company remains subject to examination by federal and state authorities for the tax years 2022 through 2024.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes several changes to U.S. tax and related laws, including the temporary and permanent extension of expiring provisions of the TCJA.  The Company has evaluated the impact that the OBBBA may have on its consolidated financial condition and results of operations and determined there is no material impact.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water received reimbursements from the Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  In addition, from July 1, 2021 onward the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs that Artesian Water incurs to treat contaminants of concern and of emerging concern. The settlement receivable as of December 31, 2025 includes the short-term portion of MDL reimbursements as further discussed in Note 15 - Legal Proceedings.

A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current and reasonable projections based upon expected economic conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant.  The provision for expected credit loss was $0.3 million and $0.3 million at December 31, 2025 and December 31, 2024, respectively.  The corresponding expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.2 million, respectively, reported in Operating expenses – Utility and Non-utility operating expenses on the Company’s Consolidated Statements of Operations. The following table summarizes the changes in the Company’s accounts receivable balance. The reduction in the water customer accounts receivable balance as of December 31, 2025 is the result of a one time bill credit that was applied to Artesian Water's customer bills in December 2025 related to MDL settlement funds received as further discussed in Note 15 - Legal Proceedings.

	December 31,
In thousands	2025	2024	2023

Customer accounts receivable – water	$4,366	$6,824	$6,573
Customer accounts receivable – wastewater	706	928	869
Customer accounts receivable – SLP Plan	371	470	409
Settlement agreement receivable – short term	2,023	2,523	2,747
Developer receivable	2,249	837	2,089
Miscellaneous accounts receivable	114	100	471
	9,829	11,682	13,158
Less provision for expected credit loss	340	343	328
Net accounts receivable	$9,489	$11,339	$12,830

The activities in the provision for expected credit loss are as follows:

	December 31,
In thousands	2025	2024

Beginning balance	$343	$328
Provision adjustments	140	204
Recoveries	26	29
Write off of uncollectible accounts	(169)	(218)
Ending balance	$340	$343

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, Artesian Resources considers all temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company utilizes its bank's zero balance account disbursement service to reduce the use of their lines of credit by funding checks as they are presented to the bank for payment rather than at issuance. If the checks currently outstanding, but not yet funded, exceed the cash balance on our books, the net liability is recorded as a current liability on the Consolidated Balance Sheet in the Overdraft Payable account.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until final rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates. The DEPSC approved and Artesian Water implemented temporary rate increases effective June 3, 2025 and November 6, 2025.  As of December 31, 2025, a portion of the revenue from the November 6, 2025 temporary rate increase was recorded as a reserve for refund and is not reflected in revenue. Temporary rates that were previously effective as of November 28, 2023 were replaced with final rates approved by the DEPSC effective June 12, 2024, with no reserve or reduction to previously recorded revenue.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of December 31, 2025, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Tariff Revenue
Consumption charges	$60,183	$58,477	$49,051
Fixed fees	38,106	36,825	33,074
Service charges	699	735	682
DSIC	534	136	4,727
Metered wastewater services	842	809	602
Industrial wastewater services	1,959	1,859	1,851
Total Tariff Revenue	$102,323	$98,841	$89,987

Non-Tariff Revenue
Service line protection plans	$6,527	$5,825	$5,632
Contract operations	1,040	1,047	1,046
Design and installation	47	62	181
Inspection fees	748	410	424
Total Non-Tariff Revenue	$8,362	$7,344	$7,283

Other Operating Revenue	$2,256	$1,767	$1,591

Total Operating Revenue	$112,941	$107,952	$98,861

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Contract Assets – Tariff	$3,265	$3,030	$3,043

Deferred Revenue
Deferred Revenue – Tariff	$1,598	$1,385	$1,300
Deferred Revenue – Non-Tariff	573	714	539
Total Deferred Revenue	$2,171	$2,099	$1,839

For the year ended December 31, 2025, the Company recognized revenue of $1.4 million from amounts that was included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.5 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.  For the year ended December 31, 2024, the Company recognized revenue of $1.3 million from amounts that was included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non- Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of December 31, 2025 and December 31, 2024, Deferred Revenue – Tariff is recorded partially within Unbilled operating revenues net against contract assets representing our remaining performance obligations for our fixed fee water services and partially within Other current liabilities representing our remaining performance obligations for our fixed fee wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of December 31, 2025 and December 31, 2024, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately four years and one year, respectively.

NOTE 3 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 2 years to 71 years, some of which include options to automatically extend the leases for up to 66 years and are included as part of the lease liability and right-of-use assets as we expect to exercise the options.  One of the leases for land was terminated in its entirety effective October 10, 2024.  The remaining lease liability and right-of-use asset for the terminated lease was removed in the fourth quarter of 2024.  The difference between the carrying amounts of the right-of-use asset and the lease liability was recorded in the statement of operations.  Payments made under operating leases are recognized in the consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payment for the remaining land operating lease increases each year by the most recent increase in the Consumer Price Index and includes a provision to periodically adjust the annual lease payment based on the fair market value of the parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

In October 1997, Artesian Water entered into a 33-year operating lease for a parcel of land with improvements located in South Bethany, a municipality in Sussex County, Delaware.  The annual lease payments increase each year by the most recent increase in the Consumer Price Index for Urban Workers, CPI-U, as published by the U.S. Department of Labor, Bureau of Labor Statistics.  At each eleventh year of the lease term, the annual lease payment shall be determined based on the fair market value of the parcel of land.  Rental payments for 2025, 2024 and 2023 were $21,000, $20,000, and $19,000, respectively.  The future minimum rental payment as disclosed in the following table is calculated using CPI-U from August 2025 as well as the adjustment for an appraisal conducted in 2019 to determine the fair market value of the parcel of land.

In March 2023, Artesian Water entered into a 5-year operating lease for office equipment.  The quarterly lease payments under the lease agreement remain fixed throughout the term of the lease. Payments pursuant to the lease agreements for 2025, 2024 and 2023 were $8,000, $8,000 and $6,000, respectively.

Rent expense for all operating leases except those with terms of 12 months or less comprises:

	For the Twelve Months Ended
(in thousands)	December 31,
	2025	2024
Minimum rentals	$29	$35
Contingent rentals	-	-
	$29	$35

Supplemental cash flow information related to leases is as follows:

(in thousands)

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$35
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)

	December 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$414	$414

Other current liabilities	$9	$8
Operating lease liabilities	407	404
Total operating lease liabilities	$416	$412

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2025 are as follows:

Maturities of Operating Lease Liabilities
(in thousands)
Operating Leases
Year
2026	$29
2027	29
2028	23
2029	21
2030	21
Thereafter	1,337
Total undiscounted lease payments	$1,460
Less effects of discounting	(1,044)
Total lease liabilities recognized	$416

As of December 31, 2025, we have not entered into finance leases that will commence at a future date.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Current Assets and Liabilities

For those current assets and liabilities that are considered financial instruments, the carrying amounts approximate fair value because of the short maturity of those instruments.  Under the fair value hierarchy, the fair value of such financial instruments is classified as Level 1.

Other Deferred Assets

As of December 31, 2025, the other deferred assets associated with the MDL class action settlement reimbursements, as further discussed in Note 15 – Legal Proceedings, has a carrying amount of $2.6 million, which approximates fair value, and was recorded at amortized cost using an estimated market discount rate.  The fair value of this non-current receivable is classified as Level 3.

Long-term Financial Liabilities

As of December 31, 2025 and December 31, 2024, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

In thousands	December 31,
	2025	2024
Carrying amount	$176,408	$178,676
Estimated fair value	156,980	154,795

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

As of December 31, 2025, the Company has separate company state net operating loss carry-forwards aggregating approximately $17.9 million. Most of these net operating loss carry-forwards will not expire.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized in the future.  The valuation allowance increased to approximately $1,174,000 in 2025 from approximately $1,084,000 in 2024.  Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the valuation allowance.

Components of Income Tax Expense

In thousands	For the Year Ended December 31,
Federal income taxes	2025	2024	2023
Current	$4,499	$4,733	$1,946
Deferred	510	(104)	1,968
Total federal income tax expense	$5,009	$4,629	$3,914

	For the Year Ended December 31,
State income taxes	2025	2024	2023
Current	$2,139	$2,004	$1,016
Deferred	683	682	1,418
Total state income tax expense	$2,822	$2,686	$2,434

Income Taxes Paid:

	For the Year Ended December 31,
In thousands	2025	2024	2023
U.S. Federal	$4,819	$4,000	$2,355

State:
Delaware	$2,061	$1,021	$1,233
Other	24	10	2
State Subtotal	$2,085	$1,031	$1,235
Total cash paid for income taxes (net of refunds)	$6,904	$5,031	$3,590

Reconciliation of effective tax rate:

	2025	2025	2024	2024	2023	2023
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of effective tax Rate
Income before federal and state income taxes	$30,653	100.0%	$27,709	100.0%	$23,047	100.0%

Amount computed at statutory rate	6,437	21.0%	5,819	21.0%	4,840	21.0%
Reconciling items
State income tax-net of federal tax benefit(a)	2,210	7.2%	2,094	7.6%	1,918	8.3%
Nontaxable or nondeductible items
Share based payment awards	3	0.0%	21	0.1%	(43)	(0.2)%
Other	72	0.2%	164	0.5%	69	0.3%
Regulatory liability adjustment	(937)	(3.0)%	(719)	(2.6)%	(449)	(1.9)%
Other	46	0.2%	(64)	(0.2)%	13	0.1%
Total income tax expense and effective rate	$7,831	25.6%	$7,315	26.4%	$6,348	27.6%

        (a) State taxes in Delaware made up the majority (greater than 50 percent) of the tax effect in this category for all years

Deferred income taxes at December 31, 2025 and 2024 were comprised of the following:

	For the Year Ended December 31,
In thousands	2025	2024

Deferred tax assets related to:
State operating loss carry-forwards	$1,177	$1,086
Allowance for credit losses	95	96
Stock options	25	31
Tax effect of regulatory liabilities	7,042	7,408
Other	203	183
Total deferred tax assets	$8,542	$8,804
Less: valuation allowance	(1,174)	(1,084)
Total deferred tax assets net of valuation allowance	$7,368	$7,720

Deferred tax liabilities related to:
Property plant and equipment basis differences	$(59,547)	$(57,296)
Bond retirement costs	(831)	(907)
Property taxes	(504)	(610)
Other	(1,242)	(1,172)
Total deferred tax liabilities	$(62,124)	$(59,985)

Net deferred tax liability	$(54,756)	$(52,265)

Schedule of Valuation Allowance

	Balance at	Additions Charged to		Balance at
In thousands	Beginning of Period	Costs and Expenses	Deductions	End of Period

Classification
For the Year Ended December 31, 2025 Valuation allowance for deferred tax assets	$1,084	$102	$12	$1,174
For the Year Ended December 31, 2024 Valuation allowance for deferred tax assets	$906	$190	$12	$1,084
For the Year Ended December 31, 2023 Valuation allowance for deferred tax assets	$600	$312	$6	$906

Under FASB ASC Topic 740, the Company establishes reserves for uncertain tax positions based upon management’s assessment of whether the positions are more likely than not to be sustained upon examination.  The Company recorded a liability related to the difference in the tax depreciation utilizing the half-year convention rather than the mid-quarter convention for 2022 and 2024.

The following table provides the changes in the Company's uncertain tax position:

	For the Year Ended December 31,
In thousands	2025	2024
Balance at beginning of year	$221	$158
Additions based on tax positions related to the current year	-	46
Additions based on tax positions related to prior years	22	17
Settlements with taxing authorities	-	-
Lapses in statutes of limitations	-	-
Balance at end of year	$243	$221

NOTE 6 – PREFERRED STOCK

As of December 31, 2025 and 2024, Artesian Resources had no preferred stock issued or outstanding.  Artesian Resources has 100,000 shares of $1.00 par value Series Preferred stock authorized, 10,868 shares of $25.00 par value 7% Prior Preferred stock authorized, and 80,000 shares of $25.00 par value Cumulative Prior Preferred stock authorized.

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

Under Artesian Resources' dividend reinvestment plan, which allows for reinvestment of cash dividends and optional cash payments, stockholders were issued approximately 11,000, 10,000 and 8,000 shares at fair market value for the investment of $342,000, $347,000, and $381,000 of their monies in the years 2025, 2024, and 2023, respectively.

NOTE 8 – DEBT

At December 31, 2025, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of December 31, 2025, there was $34.3 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 18, 2026 or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At December 31, 2025, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allows for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of December 31, 2025, there was $20.0 million of available funds under this line of credit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2026.  Artesian Water expects to renew this line of credit.

CoBank may make an annual patronage refund based on the average line of credit and loan volume outstanding in the prior year. The $20 million line of credit, the First Mortgage Bonds and the promissory note are with CoBank.  Patronage refunds earned by Artesian in 2025, 2024 and 2023 were $1.5 million, $1.6 million and $1.6 million, respectively.

The weighted average interest rate on the lines of credit discussed above paid by the Company was 5.56% for the year ended December 31, 2025. These lines of credit, as well as the long-term debt obligations shown below, require us to abide by certain financial covenants and ratios. As of December 31, 2025, we were in compliance with these financial covenants.

Long-term debt consists of:

	December 31,
In thousands	2025	2024
First mortgage bonds

Series R, 5.96%, due December 31, 2028	$25,000	$25,000
Series S, 4.45%, due December 31, 2033	4,800	5,400
Series T, 4.24%, due December 20, 2036	40,000	40,000
Series U, 4.71%, due January 31, 2038	25,000	25,000
Series V, 4.42%, due October 31, 2049	30,000	30,000
Series W, 4.43%, due April 30, 2047	30,000	30,000
	154,800	155,400

State revolving fund loans

3.64%, due May 1, 2025	-	77
3.41%, due February 1, 2031	1,072	1,246
3.40%, due July 1, 2032	1,142	1,296
1.187%, due November 1, 2041	529	559
1.187%, due November 1, 2041	620	655
1.187%, due November 1, 2041	966	1,021
2.00%, due February 1, 2043	758	793
2.00%, due February 1, 2043	1,045	1,095
2.00%, due June 1, 2043	917	960
2.00%, due June 1, 2043	934	978
2.00%, due January 1, 2043	932	978
2.00%, due February 1, 2044	2,954	3,086
	11,869	12,744

Notes Payable

Promissory Note, 5.12%, due December 30, 2028	9,111	9,590
Asset Purchase, 2.00%, due May 26, 2027	628	942
	9,739	10,532

Sub-total	176,408	178,676

Less: current maturities (principal amount)	2,132	2,167

Total long-term debt	$174,276	$176,509

Payments of principal amounts due during the next five years and thereafter:

In thousands	2026	2027	2028	2029	2030	Thereafter
First Mortgage bonds	$600	$600	$25,600	$600	$600	$126,800
State revolving fund loans	713	836	857	878	900	7,685
Asset Purchase-Contractual Obligation.	314	314	-	-	-	-
Promissory note	505	532	559	590	621	6,304
Total payments	$2,132	$2,282	$27,016	$2,068	$2,121	$140,789

Substantially all of Artesian Water's utility plant is pledged as security for our First Mortgage Bonds.  As of December 31, 2025, no other water utility plant has been pledged as security for loans.  Two parcels of land in Artesian Wastewater are pledged as security for the promissory note.

NOTE 9 – STOCK COMPENSATION PLANS

On October 30, 2025, the Company’s stockholders approved the 2025 Equity Compensation Plan, or the 2025 Plan, that replaced the 2015 Equity Compensation Plan, or the 2015 Plan. The 2025 Plan provides for the issuance of 263,932 shares of Class A Non-Voting Stock. Outstanding grants under the 2015 Plan shall continue in effect according to their terms, consistent with the 2015 Plan.  No further grants will be made under the 2015 Plan after the approval date of the 2025 Plan.  The 2025 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2025 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee.  The Committee has the authority to determine the individuals to whom grants will be made under the 2025 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2025 Plan) and deal with any other matters arising under the 2025 Plan.  All of the employees of the Company and its subsidiaries are eligible for grants under the 2025 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2025 Plan.

Compensation expenses for restricted stock awards were $246 thousand, $219 thousand and $254 thousand in 2025, 2024 and 2023, respectively.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.  As of December 31, 2025, there was $183 thousand total unrecognized expense related to non-vested awards of restricted shares granted under each of the 2015 Plan and the 2025 Plan.

There was no stock compensation cost capitalized as part of an asset.

The following summary reflects changes in the shares of Class A Non-Voting Stock under option:

		2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	2025	Exercise	2024	Exercise	2023	Exercise
	Shares	Price	Shares	Price	Shares	Price
Plan options
Outstanding at beginning of year	-	$-	-	$-	6,750	$21.86
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(6,750)	21.86
Expired	-	-	-	-	-	-
Outstanding at end of year	-	$-	-	$-	-	$-

Options exercisable at year end	-	$-	-	$-	-	$-

The total intrinsic value of options exercised during 2025, 2024 and 2023 were $0, $0 and $137,000, respectively. During 2025, we received $0 in cash from the exercise of options, with a $0 tax benefit realized for those options.

As of December 31, 2025, there were no outstanding option shares.

The following summary reflects changes in restricted stock awards (RSA):

	Restricted Stock Awards
	Outstanding	Weighted
	Restricted	Average Grant
	Stock Awards	Date Fair Value
Restricted stock awards
Outstanding at January 1, 2025	5,000	$37.07
Granted	11,000	$33.18
Exercised/vested and released	(5,000)	$37.07
Expired/cancelled	-	$-
Outstanding at December 31, 2025	11,000	$33.18

Exercisable/vested at December 31, 2025	-	-

Stock Options

No options were granted in 2025, 2024 or 2023.

Shares of Class A Non-Voting Stock have been reserved for future issuance under the 2025 Plan.

Stock Awards

On September 16, 2025, 5,000 shares of Class A Non-Voting Stock were granted as restricted stock awards.  The fair value per share was $32.08, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on September 16, 2025.  These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

On July 1, 2025, 1,000 shares of Class A Non-Voting Stock were granted as a restricted stock award.  The fair value per share was $33.96, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on July 1, 2025.   This restricted stock award will be fully vested and released May 6, 2026 and, prior to its vesting date, is subject to forfeiture in the event of the recipient’s termination of service.

On May 5, 2025, 4,000 shares of Class A Non-Voting Stock were granted as restricted stock awards.  The fair value per share was $34.27, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 5, 2025.   These restricted stock awards will be fully vested and released one year after the grant date and, prior to their vesting date, are subject to forfeiture in the event of the recipient’s termination of service.

On April 11, 2025, 1,000 shares of Class A Non-Voting Stock were granted as a restricted stock award.  The fair value per share was $33.51, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on April 11, 2025.   This restricted stock award will be fully vested and released one year after the grant date and, prior to its vesting date, is subject to forfeiture in the event of the recipient’s termination of service.

On May 6, 2024, 5,000 shares of Class A Non-Voting Stock were granted as restricted stock awards.  The fair value per share was $37.07, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 6, 2024.   These restricted stock awards were fully vested and released one year after the grant.
.
On May 9, 2023, 5,000 shares of Class A Non-Voting Stock, were granted as restricted stock awards.  The fair value per share was $54.88, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 9, 2023.  These restricted stock awards were fully vested and released one year after the grant date.

As of December 31, 2025, there was $183,000 of total unrecognized expense related to non-vested awards of restricted shares awarded under the 2015 Plan.  The cost will be recognized over 0.51 years, the remaining vesting period for the restricted stock awards.

The total intrinsic value of awards released during 2025 was approximately $174,900.

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Plan

Artesian Resources has a defined contribution 401(k) Salary Reduction Plan, or the 401(k) Plan, which covers substantially all employees.  Under the terms of the 401(k) Plan, Artesian Resources contributed 2% of eligible salaries and wages and matched employee contributions up to 6% of gross pay at a rate of 50%. The 401(k) Plan also provides additional retirement benefits to full-time employees hired prior to April 26, 1994, allowing them to save for future retiree medical costs that will be paid by employees by providing additional cash resources to those employees upon a termination of employment or retirement to meet the cost of future medical expenses.  These eligible employees receive an additional contribution of 6% of eligible salaries and wages. The 401(k) Plan expenses, which include Company contributions and administrative fees, for the years 2025, 2024 and 2023, were approximately $1.4 million, $1.2 million and $1.4 million, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases are disclosed in Note 3 – Leases.

Easements

During 2003, Artesian Water Pennsylvania entered into a 40-year easement agreement to access, operate, maintain, repair, improve, replace and connect Artesian’s water system to a well, including a parcel of land around the well.  Management made certain estimates and assumptions regarding the separation of lease and non-lease components related to this easement agreement.  It was determined that the majority of this easement agreement contained non-lease components.  In October 2024, this easement agreement was terminated in its entirety.  Easement payments, including both lease and non-lease components, for 2024 and 2023 were $34,000 and $45,000, respectively.

Artesian Wastewater entered into a perpetual agreement for the use of approximately 460 acres of land in Sussex County, Delaware for wastewater disposal.  Beginning November 2016, Artesian Wastewater was required to pay a minimum of $40,000 per year for the use of this land.  Once operations began in 2021, the monthly fee is based on the volume of wastewater disposed on the properties charged at a rate per one thousand gallons of wastewater, providing for a minimum monthly payment.  Payments for 2025, 2024 and 2023 were $155,000, $119,000, $126,000, respectively.  The agreement can be terminated by giving 180-day notice prior to the termination date.  The future minimum annual payment related to this easement agreement for the years subsequent to 2025 is $22,000.

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

The minimum annual purchase commitments for all interconnection agreements for 2026 through 2030, calculated at the noticed rates, are as follows:

In thousands

2026	$1,031
2027	57
2028	57
2029	57
2030	57
Total	$1,259

Expenses for purchased water were $1.4 million, $1.5 million and $1.3 million for 2025, 2024 and 2023, respectively.

Other Commitments

The total expenditure of $2.2 million pursuant to the four-year agreement between Artesian Water and Worldwide Industries Corporation to paint elevated water storage tanks, effective July 1, 2021, was fully paid to Worldwide Industries Corporation as of April 2025.  In August 2025, Artesian Water entered into a new, three-year agreement with Worldwide Industries Corporation, effective September 1, 2025, to paint elevated water storage tanks.  Pursuant to the agreement, the expected total expenditure for the three years is $2.5 million.  Tank painting expense for 2025, 2024 and 2023 was $624,000, $735,000, and $689,000, respectively.

Budgeted mandatory utility plant expenditures, due to planned governmental highway projects, which require the relocation of Artesian Water's water service mains, expected to be incurred in 2026 through 2028 are as follows:

In thousands

2026	$5,970
2027	8,570
2028	6,520
Total	$21,060

The exact timing and extent of these relocation projects is controlled primarily by the Delaware Department of Transportation.

NOTE 12 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of December 31, 2025, Artesian Water was serving approximately 99,100 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of December 31, 2025, Artesian Wastewater and TESI were serving approximately 9,100 customers combined, including one large industrial customer.

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

We are subject to regulation by the following state regulatory commissions:

  The DEPSC, regulates Artesian Water, Artesian Wastewater, and TESI.
  The MDPSC, regulates Artesian Water Maryland and Artesian Wastewater Maryland.
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

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis. A supplemental filing was made on December 1, 2025 reducing the requested increase to 11.3%, or approximately $9.9 million, on an annualized basis. The actual effective increase would be less than 11.3% if the requested increase is granted in full by the DEPSC since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC rate, which rate is set to zero once temporary rates are placed into effect. Temporary rates were placed into effect as noted below.  The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, the DEPSC approved and Artesian Water implemented the first temporary rate increase effective June 3, 2025 of approximately $2.5 million in additional annual revenue, or 2.88%, subject to refund, and reduced the DSIC previously in effect from approximately 1.66% to zero, for a temporary rate increase of net 1.22%.  Also, as permitted by law, on November 6, 2025 we placed into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 6.82%, or $5.8 million, on an annualized basis, until permanent rates are determined by the DEPSC.  A portion of the revenue from the second step of temporary rates was recorded as a reserve for refund and is not reflected in income.

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

On December 18, 2024, the DEPSC approved Artesian Water’s application to implement a DSIC rate of 1.66%, effective January 1, 2025.  Effective July 1, 2024, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.34% DSIC.  The January 1, 2025 DSIC rate is still subject to audit by the DEPSC.  The January 1, 2025 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on June 3, 2025.  For the year ended December 31, 2025, we earned approximately $0.5 million in DSIC revenue.  For the year ended December 31, 2024, we earned approximately $0.1 million in DSIC revenue. For the year ended December 31, 2023, we earned approximately $4.7 million in DSIC revenue.

NOTE 14 – NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.  The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Year Ended
	December 31,
	2025	2024	2023
		(in thousands)

Weighted average common shares outstanding during the period for basic computation	$10,309	$10,294	$10,018
Dilutive effect of employee stock options and restricted stock awards	3	2	4
Weighted average common shares outstanding during the period for diluted computation	$10,312	$10,296	$10,022

For the years ended 2025, 2024 and 2023, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the years ended 2025, 2024 and 2023, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock, and 1,040,000 authorized shares of Class B Stock.  As of December 31, 2025, 9,434,363 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2024, 9,418,871 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. As of December 31, 2023, 9,404,311 shares of Class A Non-Voting Stock and 881,452 shares of Class B Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $24.24, $23.24, and $23.00 at December 31, 2025, December 31, 2024, and December 31, 2023, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four multi-district litigation, or MDL, class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M Company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc. (collectively, “the Tyco Defendants”); and (4) BASF Corporation (“BASF”).  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements.  In October 2025, the Company received its first payment from 3M in the amount of $2.3 million, and its second payment of $5.2 million in November 2025, with an anticipated additional net settlement of approximately $5.1 million to be paid over eight years.  In December 2025, the Company received the full DuPont settlement award payment of approximately $1.3 million.  The Company anticipates receiving settlement payments from the Tyco Defendants and BASF in 2026; however, that timeline is heavily dependent on timely resolution of claim deficiencies by claimants and the outcome of the quality control review process.  The settlement proceeds are intended to reimburse the Company for past and future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems.  The DEPSC approved the return of $7.2 million received from 3M to Artesian Water’s customers through a one-time bill credit, which was applied to customers’ bills in December 2025.  The DEPSC also approved the regulatory treatment of the remaining settlement amounts expected from 3M, DuPont, the Tyco Defendants and BASF to be recorded as CIAC.

On September 15, 2025, Artesian Water was served as a third-party defendant in a third-party complaint filed by Metra Industries, Inc., in the Superior Court of the State of Delaware. The litigation arises from a contractual dispute related to a water main renewal project and asserts a claim against us in the total amount of $3.4 million consisting mainly of $2.7 million in unabsorbed office overhead, $0.1 million in end-of-job direct costs, and $0.6 million in change orders.  While we plan to defend the claim vigorously, it is possible that we could incur a loss; however, any loss is not estimable at this time.

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

The accounting policies of the operating segments are the same as those described in Note 2 – Revenue Recognition.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of December 31, 2025, December 31, 2024 and December 31, 2023.

	Years Ended December 31,
	2025			2024			2023
	Regulated			Regulated			Regulated
In thousands	Utility	Total		Utility	Total		Utility	Total
Regulated Utility Revenues	$105,506	$105,506		$101,210	$101,210		$92,228	$92,228

Reconciliation of revenue
Other revenues		7,698	(a)		7,014	(a)		6,877	(a)
Inter-segment elimination		(263)			(272)			(244)
Consolidated revenues		112,941			107,952			98,861

Less: (b)(b)
Payroll and Benefits (c) (c)	26,863			25,975			25,031
Supply and Delivery (d)(d)	15,656			14,704			12,595
Administrative (e)(e)	10,156			9,389			8,823
Depreciation and Amortization	13,754			13,578			13,281
Income Taxes	6,793			6,552			5,216
Property and other taxes	6,325			6,255			6,036
Regulated Utility Operating Income	$25,959	$25,959		$24,757	$24,757		$21,246	$21,246

Reconciliation of operating income
Other profit		1,823	(a)		1,394	(a)		1,200	(a)
Consolidated operating income		$27,782			$26,151			$22,446

	December 31, 2025		December 31, 2024
	Regulated		Regulated
	Utility	Total	Utility	Total
Assets
Regulated Utility Assets	$846,820	$846,820	$793,118	$793,118

Reconciliation of assets
Other assets		4,409		5,505
Consolidated assets		$851,229		$798,623

a.  Other revenues and other profit:
  Revenue and profit from segments below the quantitative thresholds are attributable to four non-utility businesses of the Company
  These businesses are primarily comprised of: Service Line Protection Plan services for water, sewer and internal plumbing; design, construction and engineering services; contract services for the operation and maintenance of water and wastewater systems in Delaware and Maryland; and leased space to the Regulated Utility Segment
  These non-utility businesses do not individually or in the aggregate meet the quantitative thresholds for determining reportable segments
  Certain corporate costs have been allocated from the regulated utility segment to the non-utility businesses and are included in the other profit amounts shown
b.  Significant expense categories:
  The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
  Inter-segment expenses related to leased space provided by one non-utility business, calculated on the lower of cost or market method, are included in the amounts shown
c.  Payroll and Benefits:
  This category does not include amounts capitalized on the Consolidated Balance Sheet
d.  Supply and Delivery:
  This category includes purchased power, purchased water, chemicals, infrastructure maintenance and repair costs, and wastewater disposal fees
e.  Administrative expense:
  This category includes computer systems maintenance and subscription fees, audit and legal fees, insurance, customer billing, and other general and administrative expenses

NOTE 17 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, FASB issued amended guidance on Income Taxes: Improvements to Income Tax.  The amendments require the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes.  The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The standard is to be applied on a prospective basis, although optional retrospective application is permitted.  The Company adopted this standard retrospectively effective with our December 31, 2025 year end reporting.  The standard required additional disclosures related to the Company’s income taxes and did not have an impact on the Company’s results of operations or cash flows due to the adoption of this guidance.

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

In September 2025, the FASB issued guidance that amends the existing standard to remove all references to prescriptive and sequential software development project stages.  Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.  In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software.  This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted.  The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis.  We are currently evaluating the impact of this guidance to determine the impact on the consolidated financial statements and related disclosures.

NOTE 18 – SUBSEQUENT EVENT

On March 13, 2026, Artesian Water Maryland and CoBank entered into a Master Loan Agreement, or the MLA, and supplement to the MLA, in which CoBank will make a single loan to Artesian Water Maryland in a principal amount not to exceed $10 million.  Artesian Water Maryland agrees to pay interest on the unpaid principal balance of the loans at 6.14% per annum.  Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Water Maryland agrees to repay the loan in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on June 30, 2026, and the last installment due on March 13, 2046.  The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 6.14% as the rate accruing on the loan; provided, however, that the last installment of the loan shall be in an amount equal to the then unpaid principal balance of the loan. Closing on the debt financing was approved by the MDPSC on March 2, 2026.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Artesian Resources Corporation
Newark, Delaware

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Artesian Resources Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity , and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Water Sales

As indicated in Note 2 to the consolidated financial statements, water sales revenue consists of tariff contract revenues from the sale of water, fixed fees for water services, and Distribution System Improvement Charges, or DSIC, billed to customers at rates outlined in the Company's tariffs. The Company recognizes revenues from the sale of water, and fixed fees for water services over time as water is consumed and as the customers simultaneously receive and consume the benefits of the Company remaining ready to provide them water services, respectively. DSIC revenue is a surcharge applied to tariff rates, and the Company recognizes DSIC revenue depending on whether the surcharge was applied to water consumption revenue or fixed-fee revenue. As indicated in the consolidated statements of operations, the Company recorded $91 million of water sales revenue for the year ended December 31, 2025.

We identified revenue recognition for water sales as a critical audit matter due to the large volume of customers and transactions. Auditing water sales revenue was especially challenging due to the extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of certain internal controls related to the Company’s recognition of water sales revenue.
  Testing a sample of revenue transactions by inspecting source documents such as invoices, cash receipts, approved tariff rates and recalculating the revenue recognized.
  Testing a sample of revenue transactions to verify that the customer’s property is located within the Company’s approved service territory.
  Performing analytical procedures to reconcile cash received from customers to revenue recognized.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005.

Philadelphia, Pennsylvania
March 16, 2026

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

Artesian Resources Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).”  Based on this assessment, Management determined that at December 31, 2025, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Date: March 16, 2026

CHIEF EXECUTIVE OFFICER:	CHIEF FINANCIAL OFFICER:

/s/ NICHOLLE R. TAYLOR	/s/ DAVID B. SPACHT
Nicholle R. Taylor	David B. Spacht

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

On March 13, 2026, Artesian Water Maryland and CoBank entered into a Master Loan Agreement, or the MLA, and supplement to the MLA, in which CoBank will make a single loan to Artesian Water Maryland in a principal amount not to exceed $10 million, as further discussed in Note 18 – Subsequent Events.  Artesian Water Maryland agrees to pay interest on the unpaid principal balance of the loans at 6.14% per annum.  Interest shall be calculated and paid quarterly in arrears on the thirtieth (30th) day of each of March, June, September and December.  Artesian Water Maryland agrees to repay the loan in eighty consecutive quarterly installments, each due on the thirtieth (30th) day of each March, June, September, and December, with the first installment due on June 30, 2026, and the last installment due on March 13, 2046.  The amount of each installment shall be the same principal amount that would be required to be repaid if the loan was scheduled to be repaid in level installments of principal and interest and such schedule was calculated utilizing 6.14% as the rate accruing on the loan; provided, however, that the last installment of the loan shall be in an amount equal to the then unpaid principal balance of the loan.  Closing on the debt financing was approved by the Maryland Public Service Commission on March 2, 2026.  The foregoing summary is qualified in its entirety by reference to the text of the MLA and the Supplement and the Guarantee of Payment, copies of which are filed as Exhibit 4.26 and Exhibit 4.27, respectively, hereto and are incorporated by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Nicholle R. Taylor	58	Biography: Chair of the Board of Directors of the Company, or the Board, commencing February 2025 and a director since 2007. Ms. Taylor has served as President and Chief Executive Officer since February 2025. Ms. Taylor previously served as Interim President and Chief Executive Officer between January 3, 2025 and February 2025 and served as Senior Vice President of the Company from May 9, 2012 until her appointment as the Company’s President and Chief Executive Officer. She has also served as President of Artesian Water Company since August 16, 2021. Previously Ms. Taylor served as Chief Operating Officer of Artesian Water Company from August 2019 to August 2021. She was Vice President of the Company from May 2004 to May 2012. Ms. Taylor has been employed by the Company since 1991 and has held various management level and operational positions within the Company. Ms. Taylor is the niece of Dian C. Taylor and the cousin of John R. Eisenbrey, Jr.
		Qualifications: Ms. Nicholle Taylor has over thirty years of experience with the Company in a variety of field, office, and managerial positions. The Board has determined that the range of her experience across various company functions gives her a clear perception of how the Company operates, thus enhancing the Board’s ability to know the Company’s current capabilities and limitations, and qualifies her to serve as a director. Ms. Taylor serves on the Board of Directors of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor previously served on the Board of Directors and as President of the Committee of 100, which is a business organization that promotes responsible economic development in the state of Delaware. In 2019, Ms. Taylor was appointed to the Board of Directors of the Delaware Nature Society, a non- profit organization dedicated to connecting people with the natural world to improve the environment through education, advocacy, and conservation.

John R. Eisenbrey, Jr.	70	Biography: Director since 1993 – Small Business Executive. For more than 40 years, Owner and President of Bear Industries, Inc., a contracting firm providing building fire sprinkler protection installations for businesses throughout the Delmarva Peninsula. Mr. Eisenbrey served on the Board of Trustees of St. Andrews School between 2021 and 2024. Mr. Eisenbrey is the nephew of Dian C. Taylor and the cousin of Nicholle R. Taylor. He serves on the Audit; Governance and Nominating; and Compensation Committees.

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

Michael Houghton, Esq.	69	Biography: Director appointed September 2018 – Mr. Houghton retired as of January 1, 2022 as Partner from the law firm of Morris Nichols Arsht & Tunnell in Wilmington, Delaware, and continued as special counsel to the firm until September 30, 2023. He was admitted to practice law in Delaware in 1982, before the U.S. District Court for the District of Delaware in 1983 and before the U.S. Court of Appeals for the Third Circuit in 1985. He served a clerkship with the Delaware Court of Chancery in 1982-1983. Mr. Houghton’s legal expertise involved the representation of governmental entities, such as the Delaware River & Bay Authority. He has also represented banks, trust companies, insurance companies and public utilities in commercial transactions and before regulatory authorities and state, county, and local governments and in legislative and public policy matters before Delaware government. Mr. Houghton has also advised numerous entities, including Fortune 500 companies, on unclaimed property issues and has represented numerous companies in connection with unclaimed property audits and voluntary disclosure matters. He has been selected for inclusion in The Best Lawyers in America from 2009-2023. Mr. Houghton is a member of the Board of Governors of the Delaware State Chamber of Commerce and the Rockefeller Trust Company of Delaware. He is a past member of the Pete du Pont Freedom Foundation, the Board of the Delaware Bar Foundation, a Trustee of the Uniform Law Foundation, a Past President of the Delaware State Bar Association and a Past President of the National Conference of Commissioners on Uniform State Laws. He was appointed in 2017 by Delaware Governor John Carney to serve as Chair of the Delaware Economic and Financial Advisory Council and in 2023 to the Delaware Marijuana Appeals Commission and the Delaware Environmental Appeals Board and in December 2024 to the Delaware River and Bay Authority. Mr. Houghton serves on the Audit; Compensation; and Governance and Nominating Committees.

		Qualifications: Mr. Houghton’s legal and regulatory experience and extensive involvement in Delaware legislative and public policy matters are attributes that provide valuable insight and benefit as the Company continues its growth in Delaware. The Board has determined that Mr. Houghton’s more than 40 years of experience makes him well qualified to serve on the Board.

Salvatore J. Rossi, Jr.	59	Biography: Director since July 2025. Mr. Rossi retired June 2025 from Bank of America, where he served as head of Prepaid Card Unemployment Programs at Bank of America, N.A. from September 2021 through June 2025 and President of Bank of America Delaware from April 2010 through June 2025. He joined Bank of America full-time in 1989 and prior to his most recent role, starting in 2018, he held the position of Global Compliance and Operational Risk Operations executive. Previously, he was also Bank of America’s Consumer and Global Wealth & Investment Management Chief Risk Officer. Mr. Rossi serves on the Boards of Delaware State University, Christiana Care, The Grand Opera House and REACH Riverside. He is also a member of the Delaware State Chamber of Commerce Board of Governors.

		Qualifications: The Board determined that Mr. Rossi’s vast financial expertise, along with his extensive knowledge in risk management and understanding of the Delaware community, make him well qualified to serve on the Board. Mr. Rossi serves on the Company’s Audit Committee, Compensation Committee and Governance and Nominating Committee.

Dian C. Taylor	80	Biography: Director since 1991 – Chair of the Board from July 1993 to February 2025. Ms. Taylor served as Chief Executive Officer of the Company from September 1992 to January 2025. Prior to joining the Company, Ms. Taylor had extensive marketing and small business ownership experience. She was formerly a consultant to the Small Business Development Center at the University of Delaware from February 1991 to August 1991 and Owner and President of Achievement Resources Inc. from 1977 to 1991. Achievement Resources, Inc. specialized in strategic planning, marketing, entrepreneurial and human resources development consulting. Ms. Taylor was a marketing director for SMI, Inc. from 1982 to 1985. Ms. Taylor is the aunt of John R. Eisenbrey, Jr. and Nicholle R. Taylor.

		Qualifications: Ms. Dian Taylor’s experience as President and Chief Executive Officer of the Company for over 32 years gives her extensive knowledge regarding the Company and the complex issues facing smaller companies. Ms. Taylor has served as President of the National Association of Water Companies, a trade organization of the investor-owned water utility industry. Ms. Taylor also has served as a Commissioner for the Delaware River and Bay Authority, on the Delaware Economic and Financial Advisory Council, as a Regional Advisory Board Member for Citizens Bank, on the Board of Governors of the Delaware State Chamber of Commerce, on the Executive Committee of the Delaware Business Round Table, American Heart Association, Committee of 100 and the Delaware Council on Economic Education, and as a Trustee of the Delaware Grand Opera and the Christiana Care Hospital. The Board views Ms. Taylor’s experience with various aspects of the utility industry and her demonstrated leadership roles in business and community activities as important qualifications, skills, and experiences for the Board’s conclusion that Ms. Taylor should serve as a director of the Company.

David B. Spacht	66	Chief Financial Officer of the Company since January 1995 and President of Artesian Wastewater Management, Inc. since August 2019. Mr. Spacht joined the Company in 1980 and has held various executive and management level positions. Mr. Spacht has worked closely with the Public Service Commission for over 40 years on developing rates and regulations in Delaware. He has also worked closely with the Maryland Public Service Commission developing rates and regulations as a result of filing for acquisitions. He was selected by the National Association of Regulatory Utility Commissioners Subcommittee on Education as an instructor for their semi-annual course on rate making. Mr. Spacht is a member of several national and local organizations, including the National Association of Water Companies, having served on their Finance Committee for 32 years, and most recently in 2015 joining the Rate and Regulatory Committee. He is also a member of the American Water Works Association; the National Association of Regulatory Utility Commissioners; the International Organization of Management Accountants; and Special Olympics Delaware

Joseph A. DiNunzio, CPA, CGMA	63	Prior to retirement on February 6, 2026, Executive Vice President and Secretary of the Company since May 2007 and President of Artesian Water Maryland, Inc. since May 2017. Mr. DiNunzio previously served as Senior Vice President and Secretary since March 2000 and as Vice President and Secretary since January 1995. He served as Secretary of Artesian Resources Corporation and Subsidiaries from July 1992 to January 1995. Prior to joining Artesian in 1989, Mr. DiNunzio was employed by PriceWaterhouseCoopers LLP. He earned a B.S. in Commerce, with concentration in accounting, from the McIntire School of Commerce at the University of Virginia. Mr. DiNunzio is Past Chairman of the Board of the Cecil County Chamber of Commerce and served on the Board of the Cecil Business Leaders from June 2013 to January 2023. He is Past Chairman of the Delaware Chapter of the National Association of Water Companies. Mr. DiNunzio is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Jennifer L. Finch, CPA	57
Senior Vice President of Finance & Corporate Treasurer of the Company since November 2020. Prior to that, Ms. Finch was the Assistant Treasurer and Vice President of Finance. Ms. Finch is responsible for the oversight of all aspects of accounting and tax‐related matters, corporate financing, and serves as the principal accounting officer. Prior to joining the Company in 2008, Ms. Finch held various accounting positions for Handler Corporation, a homebuilder and developer located in Wilmington, Delaware, where she worked for 14 years. She also worked 4 years for a local certified public accounting firm and has more than 35 years of accounting, auditing, and tax experience. Ms. Finch is a member of the American Institute of Certified Public Accountants and the Delaware Society of Certified Public Accountants.

John M. Thaeder	67	Prior to retirement on February 13, 2026, Senior Vice President of Operations of the Company since May 2007. Mr. Thaeder served as an officer since February 1998. Prior to joining the Company, Mr. Thaeder was with Hydro Group, Inc. from 1996 to 1998 as Southeastern District Manager of Sales and Operations from Maryland to Florida. During 1995 and 1996, he was Sales Manager of the Northeast Division with sales responsibilities from Maine to Florida. Previously, he served as District Manager of the Layne Well and Pump Division of Hydro Group.

Pierre A. Anderson	47	Chief Information Officer and Senior Vice President of the Company since May 19, 2021. Mr. Anderson previously served as Vice President, Director, and Manager of Information Technologies since his December 2006 arrival to the Company. Prior to joining the Company, Mr. Anderson was employed by the Christina School District as Manager, Project & Support Services. From 2000 to 2005, while with MBNA (now Bank of America), he served in several information technology roles. He received his Bachelors of Science degree in Computer Science from Delaware State University and both an MBA and Masters of Science in Information Systems & Technology Management from the University of Delaware’s Lerner College of Business & Economics. Mr. Anderson serves on the Boards of Easterseals of Delaware & Maryland’s Eastern Shore (Chair), Delaware State Chamber of Commerce, Bancroft Construction Company, and the Delaware Economic & Forecasting Advisory Council (DEFAC).

Courtney A. Emerson, Esq.	42	General Counsel and Secretary of the Company since February 6, 2026. Previously, General Counsel and Assistant Secretary of the Company since November 2022. Prior to joining the Company in 2021, Ms. Emerson practiced law at Fox Rothschild LLP. She previously served as an emergency manager for the State of Delaware for nearly a decade and was an educator at a multinational bank. She earned her J.D. from the Delaware Law School of Widener University and her B.A. in Political Science from the University of Delaware. Ms. Emerson is a member of the General Counsel Section of the National Association of Water Companies, the American Bar Association, the Delaware State Bar Association, and the University of Delaware Alumni Lawyers Society. She has served as Vice Chair of the Environmental Section of the Delaware State Bar Association, as Vice Chair of the American Bar Association’s Disaster Legal Services Team, and as Vice President of the University of Delaware Alumni Lawyers Society.

Raymond T. Kelly, CPA, CISA	41	Vice President of Information Technology for the Company since November 4, 2022. Mr. Kelly joined Artesian in 2013 as Manager of Business Applications and was promoted to the Director of Information Technology in 2016. Prior to joining the Company he served as a Manager for PricewaterhouseCoopers, where he progressively advanced from an Associate; leading information technology audits, financial audits of publicly traded institutions, and utility meter to cash system engagements. During his time at Artesian, Mr. Kelly, who is responsible for all Information Technology functions, has directly led and overseen all enhancements to the technology portfolio including; enterprise applications, infrastructure, business process automation, analytics, and cybersecurity. Mr. Kelly earned both a Bachelor of Science in Computer Science and Business and a Bachelor of Science in Business and Economics from Lehigh University. He is a Certified Public Accountant, a Certified Information Systems Auditor, and a Chartered Global Management Accountant. He serves on the Finance Committee of the Boys & Girls Club of Delaware and is a member of the American Institute of Certified Public Accountants.

Daniel W. Konstanski	41	Mr. Konstanski is a Board Certified, Professional Engineer since 2005 in the water and wastewater industry. He joined the Company in March of 2014 as a Senior Engineer, was appointed Manager of Engineering in 2019 and was named Vice President of Engineering in October 2022. Mr. Konstanski is responsible for managing and overseeing the Engineering Department’s operation and staff as well as directly managing capital projects. His team includes engineers, project managers and subject matter experts who shepherd, analyze, and manage Artesian’s extensive water and wastewater assets including treatment, pipeline hydraulics, system modeling, pumped networks, and regulatory matters. During his time at Artesian Mr. Konstanski has managed the permitting, design and construction of multiple new water and wastewater treatment plants as well as renovations of numerous existing facilities, overseen the development of state-of-the-art digital models for both the water and wastewater systems, led efforts to increase self-sufficiency by hundreds of millions of gallons per year and provided input on Artesian’s purchase of multiple additional water and wastewater systems. Mr. Konstanski earned his Bachelor of Science in Civil Engineering from Michigan Technological University and his Board Certification from the American Academy of Environmental Engineers. He has been a Licensed Professional Engineer since 2010. Mr. Konstanski is a member of the American Water Works Association and the Water Environment Federation.

Corporate Governance

The executive officers are elected or approved by our Board, or the Board of our appropriate subsidiary, to serve until his or her successor is appointed or shall have been qualified or until earlier death, resignation or removal.

In accordance with the provisions of the Company's By-laws, the Board is divided into three classes.  Members of each class serve for three years and one class is elected each year to serve a term until his or her successor shall have been elected and qualified or until earlier resignation or removal.  Mr. John R. Eisenbrey, Jr. and Ms. Dian C. Taylor have been nominated for election to the Board of Directors at the Annual Meeting of stockholders to be held on May 6, 2026, to serve for a term lasting until the annual meeting of stockholders to be held in 2029, or until his/her earlier resignation or removal.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.  Information with respect to the Audit, Compensation and Governance and Nominating Committees is set forth below.  In addition, the charter for each of the three standing committees of the Board is available on our website, www.artesianwater.com.  During the year ended December 31, 2025, the Board held 12 meetings.  All incumbent directors attended at least 75% of the aggregate number of meetings of the Board and the committees on which they served, with the exception of Dian Taylor who attended 66.67% of the aggregate meetings.

Dian C. Taylor, the Company's former Chief Executive Officer, served as Chair of the Board until February 2025.  Nicholle R. Taylor was appointed to serve as both Chief Executive Officer and Chair of the Board in February 2025.  The Board, after considering the size of the Company and the composition of the Board, determined that the combined structure was appropriate.  The Board determined that having one person serving as Chair of the Board and Chief Executive Officer ensured a unified leadership of the Board and management and provided potential efficiency in the execution of the strategies and visions of the Board and management.  The Board believed that Ms. Taylor's experience and operational knowledge of the business enabled her to effectively perform both roles.  Given the limited number of Board members and the practice of open communication with the entire Board, the Company does not have a lead independent director.  The Board meets as often as needed and at least twice a year in executive session without any management or non-independent directors present.  The Board believes this is an appropriate structure for the Company which provides the appropriate independent oversight.  In addition, the Audit Committee and the Compensation Committee regularly consult with the Company's General Counsel to review the various types of risks that affect the Company and to consult on strategies to anticipate such risks.  The Board believes this structure has been effective.  The Board meets with management on a regular basis to review operational reports, financial updates, strategic development and other matters.  Frequent meetings help to promote and ensure open communication with the management team.  All Board members are engaged and remain actively involved in their oversight roles. The Board is responsible for oversight of the Company's risk management process.  The senior management team is responsible for identifying risks, managing risks and reporting and communicating risks back to the Board.

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

Director Compensation

In May 2025, it was approved that each non-employee director shall receive an annual retainer fee of $95,000, to be paid quarterly, and to be prorated based on such director's date of election or retirement.  Directors do not receive any additional meeting fees.

In 2025, our directors, other than Dian C. Taylor and Nicholle R. Taylor, whose fees as directors are included in the Summary Compensation Table, received the following compensation:

2025 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All other Compensation ($)	Total ($)
Kenneth R. Biederman (retired in May 2025)	23,750	0	---	23,750
John R. Eisenbrey, Jr.	95,000	34,270	---	129,270
Michael Houghton	95,000	34,270	---	129,270
Salvatore J. Rossi, Jr. (director as of July 2025)	55,500	33,960	---	89,460

1)       On May 5, 2025, John Eisenbrey and Michael Houghton each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The fair market value per share was $34.27, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on May 5, 2025. Subject to continued service, the restricted shares vest May 6, 2026, one year from the date of grant.  On July 1, 2025 Salvatore Rossi, Jr. received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The fair market value per share was $33.96, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on July 1, 2025.  Subject to continued service, the restricted shares vest May 6, 2026.  The number of restricted shares outstanding at December 31, 2025 for each non-employee director is:

	Option Shares Outstanding at December 31, 2025	Restricted Shares Outstanding at December 31, 2025
John R. Eisenbrey, Jr.	---	1,000
Michael Houghton	---	1,000
Salvatore J. Rossi, Jr.	---	1,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, the members of our Compensation Committee were John R. Eisenbrey, Jr., Michael Houghton and Salvatore J. Rossi, Jr.  None of our executive officers serves as a director or as a member of the Compensation Committee, or any other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as members of our Compensation Committee or as a director of our Board.  No member of our Compensation Committee has ever been our employee.

Independence

In 2025, the Board of Directors determined that Messrs. Eisenbrey, Houghton and Rossi, a majority of the Board, met the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market.

Audit Committee

The Audit Committee reviews the procedures and policies relating to the internal accounting procedures and controls of the Company and provides general oversight with respect to the accounting principles employed in the Company's financial reporting.  As part of its activities, the Audit Committee meets with representatives of the Company's management and independent accountants.  The Audit Committee has considered the extent and scope of non-audit services provided to the Company by its outside accountants and has determined that such services are compatible with maintaining the independence of the outside accountants. The Audit Committee appoints and retains the Company's independent accountants.The Audit Committee consists of Salvatore J. Rossi, Jr., Michael Houghton, and John R. Eisenbrey, Jr., three independent directors.  The Board has also determined that each member of the Audit Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the SEC.  The Board has further determined that Mr. Rossi, a member of the Audit Committee, is an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. During 2025, the Audit Committee met 9 times.

Compensation Committee

The Compensation Committee reviews the compensation and benefits provided to key management employees, officers and directors and makes recommendations as appropriate to the Board.  The Compensation Committee also determines whether and what amounts should be granted under the 2025 Equity Compensation Plan, or the 2025 Plan, and may make recommendations for amendments to the 2025 Plan.  The Compensation Committee is comprised of Salvatore J. Rossi, Jr., John R. Eisenbrey, Jr. and Michael Houghton, three independent directors.  The Board of Directors has also determined that each member of the Compensation Committee meets the independence requirements prescribed by the listing standards of the Nasdaq Global Select Market and the rules and regulations of the SEC.  During 2025, the Compensation Committee met 5 times.

Consideration of Director Candidates

The Governance and Nominating Committee is comprised of Michael Houghton, John R. Eisenbrey, Jr. and Salvatore J. Rossi, Jr.; three independent directors.  As part of the formalized nominating procedures, the committee makes recommendations for director nominations to the full Board.  Director candidates nominated by stockholders are considered in the same manner, provided the nominations are submitted to the Secretary and copied to the Chairman of the committee on a timely basis and in accordance with the Company's By-laws.  Nominations for the election of a directors for the 2026 Annual Stockholders' Meeting was approved by the Governance and Nominating Committee on February 2, 2026.

The Governance and Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board. Instead, it believes that it should consider the total "skills set" of an individual. In evaluating an individual's skills set, the Governance and Nominating Committee considers a variety of factors, including, but not limited to, the potential nominee's background and education, his or her general business experience, and whether or not he or she has any experience in positions with a high degree of responsibility. In addition, although the Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees, its charter includes in the Governance and Nominating Committee's duties and responsibilities that it seeks members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise.

Code of Ethics

The Company has adopted a Code of Conduct applicable to all directors, officers (including the Company’s chief executive officer, chief financial officer, controller or principal accounting officer, and any person who performs a similar function), and employees. This Code of Conduct satisfies the requirements of a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission and replaces the Company’s prior code of conduct for directors, code of conduct for employees, and code of ethics of senior financial officers.

The Code of Conduct is publicly available on the Company’s website at www.artesianwater.com. If the Company makes any amendments to the Code of Conduct other than technical, administrative, or other non‑substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct to any of the Company’s executive officers, the Company will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on its website.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes the Company's compensation program for its named executive officers listed in the Summary Compensation Table that immediately follows this discussion.  The named executive officers for 2025 are: Nicholle R. Taylor, current President, Chief Executive Officer and Board Chair since February 2025; Dian C. Taylor, former President and Chief Executive Officer until February 2025 who remains a member of the Board; David B. Spacht, Chief Financial Officer; Joseph A. DiNunzio, Executive Vice President & Secretary; John M. Thaeder, Senior Vice President; and Jennifer L. Finch, Corporate Treasurer and Senior Vice President of Finance.

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

To implement our strategy, it is critical that our executives remain focused on:

  ensuring superior customer service;
  continuously improving our efficiency and performance;
  managing risk appropriately;
  expanding our franchised service territory and customer base at a consistent and sustainable rate - including by acquisitions - where growth is strong and demand is increasing;
  identifying and developing dependable sources of supply;
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
  motivate and reward contributions and performance aligned with the Company's objectives;
  attract and retain qualified, seasoned executives; and
  ensure the Company maintains a pay-for-performance executive compensation program.

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

Elements of the Company’s Compensation Program

The elements of the Company’s compensation program include:

  Base Salary
  Cash Bonus Award
  Equity Compensation as may be awarded under the 2025 Equity Compensation Plan
  Employee Benefits

The Company's executive compensation program does not provide for:

  Severance or post-termination agreements
  Post-retirement benefits
  Defined benefit pension benefits or any supplemental executive retirement plan benefits
  Non-qualified deferred compensation
  Change-in-Control agreements

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

Base Salary

Base salaries for Company executives are set at levels considered appropriate to attract and retain seasoned and talented personnel.  In 2025, the Compensation Committee increased the base salary of Nicholle R. Taylor by 31% for her appointment to Chief Executive Officer.  In 2025, the Compensation Committee increased the base salary of the Chief Financial Officer and the Senior Vice President and Treasurer by 3%. Dian C. Taylor no longer received a base salary following her retirement as Chief Executive Officer in February 2025, and the Compensation Committee did not increase the base salary of the other named executive officers.

The Compensation Committee determines actual base salaries for each executive other than the Chief Executive Officer based upon:

  recommendations provided by the Chief Executive Officer;
  internal equity with other executives and Company personnel;
  individual executive performance; and
  individual contributions to the Company's strategic objectives.

The Compensation Committee considers the same factors in determining the base salary of the Chief Executive Officer, without any recommendation by the Chief Executive Officer.  The Chief Executive Officer was not present during deliberations on her compensation.

Cash Bonus and Equity Compensation Awards

Annually, the Compensation Committee determines whether any Cash Bonus and/or Equity Compensation Awards should be granted to any of the executives.  The Cash Bonus and Equity Compensation Awards are intended to reward executives for their contributions towards meeting the Company's strategic objectives.  Cash Bonus and Equity Compensation Awards are entirely discretionary and are based upon a qualitative assessment conducted by the Compensation Committee in the case of the Chief Executive Officer and by the Compensation Committee and the Chief Executive Officer in the case of other executives.  Recognizing both the executive team's and each individually named executive officer’s contributions toward meeting the Company's strategic objectives, cash bonuses were awarded to the Chief Executive Officer and named executive officers in 2025, other than Dian C. Taylor.

Other Compensation

Prior to May 2025, both Dian C. Taylor and Nicholle R. Taylor received compensation for their services as Directors, which compensation was equivalent to that provided to all other directors for Stock Awards and less for retainers.  See "2025 Non-Employee Director Compensation Table."

The Company’s named executive officers receive a limited number of other benefits as part of a competitive compensation package, which constitutes in the aggregate only a small percentage of their total compensation. As discussed below, these benefits include:

  a Company contribution under our 401(k) Plan;
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

The Role of Management in the Executive Compensation Process

Our Director of Human Resources typically assists the Compensation Committee by preparing and providing information showing:

  current executive compensation levels;
  executive compensation recommendations made by the Chief Executive Officer;
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

The Compensation Committee,

John R. Eisenbrey, Jr, Chairman
Michael Houghton
Salvatore J Rossi, Jr.

CEO Pay Ratio

The 2025 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of Nicholle R. Taylor, the Company’s Chief Executive Officer is as follows:

2025 Total Compensation
Median employee total annual compensation	$83,476
Annual total compensation of Nicholle R. Taylor, our Chief Executive Officer as of the year ended December 31, 2025	$719,431
Ratio of CEO to median employee compensation	9:1

For simplicity, we identified the median employee by examining the base annual salary for all individuals, excluding our CEO, who were employed by us on October 31, 2025.  We included all employees, whether employed on a full-time, part-time, or seasonal basis.  We believe that the use of base annual salary compensation, excluding overtime, is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and believe that it provides a reasonable estimate of the pay ratio calculated in a manner consistent with Item 402(u) of Regulation S-K.  After identifying the median employee by examining base annual salary excluding overtime, we calculated annual total compensation, including overtime, for such employee using the same methodology we use for our named executive officers set forth in the 2025 Summary Compensation Table. Dian C. Taylor served as our Chief Executive Officer until February 2025, when she was succeeded by Nicholle R. Taylor. As permitted under Item 402(u) of Regulation S-K, we calculated our CEO Pay Ratio based on the annual total compensation, as reported in the Summary Compensation table, further adjusted by annualizing Nicholle R. Taylor’s salary as Chief Executive Officer and removing her 2025 Board retainer fees, which she no longer receives as an employee-director.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2),(3),(4)	Total ($)

Nicholle R. Taylor, Chair, President	2025	516,204	75,000	34,980	61,190	687,374
and Chief Executive Officer (5)	2024	419,334	100,000	39,480	112,637	671,451
	2023	410,397	0	54,520	106,427	571,344

Dian C. Taylor, Former Chair, President	2025	127,592	0	34,980	102,035	264,607
and Chief Executive Officer (5)	2024	648,877	0	39,480	193,361	881,718
	2023	635,787	0	54,520	159,227	849,534

David B. Spacht, Chief Financial	2025	463,728	54,500	N/A	39,596	557,824
Officer	2024	451,401	75,000	N/A	38,216	564,617
	2023	426,366	0	N/A	37,444	463,810

Joseph A. DiNunzio, Executive Vice	2025	486,054	75,000	N/A	43,335	604,389
President & Secretary (6)	2024	472,434	78,500	N/A	40,411	591,345
	2023	462,371	0	N/A	38,594	500,965

John M. Thaeder, Senior Vice	2025	373,547	75,000	N/A	30,939	479,486
President (6)	2024	363,067	75,000	N/A	24,072	462,139
	2023	355,333	2,500	N/A	24,653	382,486

Jennifer L. Finch, Senior Vice	2025	400,971	50,000	N/A	23,091	474,062
President & Treasurer	2024	386,618	75,000	N/A	17,510	479,128
	2023	378,382	1,500	N/A	18,159	398,041

(1)
           On May 5, 2025, Nicholle R. Taylor and Dian C. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award (last reported sale price on the date of award) of $34.27 per share.  Subject to continued service the restricted shares vest one year from the date of grant. On May 6, 2024, Dian C. Taylor and Nicholle R.. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  Each award was valued at the fair market value on the date of the award of $37.07 per share.  The restricted shares vested one year after the date of grant. On May 9, 2023, Dian C. Taylor and Nicholle R. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock.  The award was valued at the fair market value on the date of the award of $54.88 per share.  The restricted shares vested one year after the date of grant.

(2)
           Under the Company’s defined contribution 401(k) Plan, the Company contributes two percent of an eligible employee's gross earnings. The Company also matches 50 percent of the first six percent of the employee's gross earnings that the employee contributes to the 401(k) Plan. In addition, all employees hired before April 26, 1994 and under the age of 60 at that date are eligible for additional contributions to the 401(k) Plan. Employees over the age of 60 at that date receive Company paid medical, dental and life insurance benefits upon retirement. The Company will not provide the additional 401(k) or medical, dental and life insurance benefits to any other current or future employees. In 2025, Company contributions to the 401(k) Plan under terms available to all other employees based upon their years of service and plan eligibility were made in the amounts of:

Nicholle R. Taylor	$38,500
Dian C. Taylor	$14,035
David B. Spacht	$38,500
Joseph A. DiNunzio	$38,500
John M. Thaeder	$17,500
Jennifer L. Finch	$17,500

(3)       Included in the "All Other Compensation" column in the table above are amounts received by Nicholle R. Taylor and Dian C. Taylor as compensation for Board retainers in 2025 of $16,750 and $88,000, respectively.

(4)      Executive officers are reimbursed for eligible medical expenses not otherwise covered by the Company's medical insurance plan under the Officer's Medical Reimbursement Plan.  Amounts reimbursed are included in the "All Other Compensation" column in the table above. In 2025, Joseph A. DiNunzio, John M. Thaeder and Jennifer L. Finch received reimbursements of $4,835, $10,347 and $5,591, respectively.

(5)     In February 2025, the Board appointed Nicholle R. Taylor as the Company’s Chair of the Board, President and Chief Executive Officer. Dian C. Taylor remains a member of the Board but is no longer serving as the Company’s President and Chief Executive Officer.

 (6)      Joseph A. DiNunzio retired effective February 6, 2026 and John M. Thaeder retired effective February 13, 2026.

Grants of Plan-Based Awards Table

Name	Grant Date	Vest Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock & Option Awards ($)

Nicholle R. Taylor	05/05/2025	05/05/2026	1,000	-	-	34,270
Dian C. Taylor	05/05/2025	05/05/2026	1,000	-	-	34,270
David B. Spacht	09/16/2025	09/16/2026	750	-	-	24,060
Jennifer L. Finch	09/16/2025	09/16/2026	750	-	-	24,060

On May 5, 2025, Nicholle R. Taylor and Dian C. Taylor each received a restricted stock award of 1,000 shares of Class A Non-Voting Stock, as noted in the table above.  The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) of $34.27 per share. The restricted stock award vests one year from the date of grant.

On September 16, 2025, David B. Spacht and Jennifer L. Finch each received a restricted stock award of 750 shares of Class A Non-Voting Stock, as noted in the table above.  The awards were valued at the fair market value on the date of the award (last reported sale price on the date of award) of $32.08 per share. The restricted stock award vests one year from the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Nicholle R. Taylor	0	---	0	0

Option Exercises and Stock Vested Table

		Option Awards		Stock Awards
Name	Vest Date	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicholle R. Taylor	05/06/2025	0	0	1,000	34,980
Dian C. Taylor	05/06/2025	0	0	1,000	34,980

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the equity securities of the Company, as of March 10, 2026 for each director, each named executive officer, each beneficial owner of more than five percent (5%) of the outstanding shares of the Company's voting securities and all directors and executive officers as a group, based in each case on information furnished to the Company.  Unless otherwise indicated, the address of each beneficial owner of voting securities listed below is c/o 664 Churchmans Road, Newark, Delaware 19702.

	Class A Non-Voting Common Stock(1)		Class B Common Stock(1)
	Shares	Percent(2)	Shares	Percent(2)

Dian C. Taylor (3)	149,094	1.6	159,509	18.1

John R. Eisenbrey, Jr. (3)(4)(5)	56,751	*	45,707	5.2

Nicholle R. Taylor (3)(6)	29,481	*	281,719	32.0

Michael Houghton (3)	4,000	*	---	---

Joseph A. DiNunzio	15,947	*	203	*

David B. Spacht	4,519	*	189	*

John M. Thaeder	20,980	*	1,350	*

Jennifer L. Finch	1,998	*	---	---

Salvatore J. Rossi, Jr. (3)	1,000	*	---	----

Louisa Taylor Welcher 219 Laurel Avenue Newark, DE 19711	96,308	1.0	135,862	15.4

Directors and Executive Officers as a Group (13 Individuals)(3)(4)(5)	288,080	3.1	488,677	55.4

* less than 1%

(1)       The nature of ownership consists of sole voting and investment power unless otherwise indicated.  The amount also includes all shares issuable to such person or group upon the exercise of options or vesting of restricted shares held by such person or group to the extent such options are exercisable or restricted shares vest within 60 days after March 10, 2026.

(2)       The percentage of the total number of shares of the class outstanding is shown where that percentage is one percent or greater.  Percentages for each person are based on the aggregate number of shares of the applicable class outstanding as of March 10, 2026, and all shares issuable to such person upon the exercise of options or vesting of restricted shares held by such person to the extent such options are exercisable or restricted shares vest within 60 days of that date.

(3)       Includes vesting of restricted shares and options to purchase shares of the Company’s Class A Non-Voting Stock, as follows: Ms. D. Taylor (1,000 shares); Mr. Rossi, Jr. (1,000 shares); Mr. Eisenbrey, Jr. (1,000 shares); Ms. N. Taylor (1,000 shares); Mr. Houghton (1,000 shares).

(4)        89,223 shares were pledged by Mr. Eisenbrey, Jr. as collateral for a loan.

(5)        Includes 780 shares of the Class B Stock owned by a trust, of which Mr. Eisenbrey, Jr. is a trustee and has a beneficial ownership interest, and 1,555 shares of the Class B Stock held in custodial accounts for Mr. Eisenbrey, Jr.’s daughters.

(6)       Includes 799 shares of the Class A Non-Voting Stock and 45 shares of the Class B Stock held in custodial accounts for Ms. N. Taylor’s daughter and 311 shares of Class A Non-Voting Stock held by her spouse.

The following table shows all persons who are known by the Company, as of March 10, 2026, to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's Class A Non-Voting Stock, and who do not otherwise own Class B Stock.

	Class A Non-Voting Common Stock
	Shares	Percent

BlackRock, Inc. (1) 50 Hudson Yards New York, NY 10001	961,054	10.2
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	530,947	5.7
T. Rowe Price Investment Management, Inc. (3) 101 E. Pratt Street Baltimore, MD 21201	884,334	9.4

(1)       Pursuant to a Schedule 13G/A filed by BlackRock, Inc., or BlackRock, with the SEC on February 6, 2026, BlackRock is the beneficial owner of 961,054 shares of Class A Non-Voting Stock, and, to the extent it has voting rights under Delaware law, BlackRock has reported having sole voting power with respect to 961,054 shares and shared voting power with respect to 0 shares, as well as sole dispositive power with respect to 961,054 shares and shared dispositive power with respect to 0 shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information on the shares of our Class A Non-Voting Stock that may be issued upon exercise of outstanding stock options and vesting of awards as of December 31, 2025 under the Company’s stockholder approved stock plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,000	$0	263,932

Total	11,000	$0	263,932

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have three directors who are considered independent under the Nasdaq listing standards:   John R. Eisenbrey, Jr., Michael Houghton, and Salvatore "Chip" Rossi, Jr.

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

  the nature of the related person’s interest in the transaction;
  the material terms of the transaction, including, without limitation, the amount and type of transaction;
  the importance of the transaction to the related person;
  the importance of the transaction to the Company;
  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
  any other matters the Audit Committee deems important or appropriate.

The Audit Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

Related Party Transactions

There were not any related party transactions during the years ended December 31, 2025 and December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate contract fees billed to the Company for the fiscal year 2025 and 2024 by the independent registered public accounting firm, BDO USA, P.C.

(In thousands)	2025	2024
Audit Fees	$570	$470
Audit-Related Fees	40	38
Tax Fees	---	---
All Other Fees	---	---

Total Fees	$610	$508

Audit Fees: consist primarily of fees for the audits of our financial statements included in our Annual Report on Form 10-K; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and fees billed for assurance, services related to registration statements and other documents issued in connection with securities and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. In 2025 the independent registered public accounting firm provided services related to the Company’s Form S-8 Registration Statement.

Audit-Related Fees: consist of fees for services related to the audit of the Company’s 401(k) Plan.

Tax Fees: consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.  The independent registered public accounting firm did not provide any tax services to the Company in 2025 and 2024.

All Other Fees: consist of fees for services other than described above. The independent registered public accounting firm did not provide any other services to the Company in 2025 and 2024.

Pursuant to our policy, the Audit Committee pre-approves audit and tax services for the year as well as non-audit services to be provided by the independent registered public accounting firm. Any changes in the amounts quoted are also subject to pre-approval by the committee. Any audit related fees and tax fees paid are pre-approved by the committee.

The Audit Committee of the Company’s Board of Directors has considered whether BDO’s provision of the services described above for the fiscal year ended December 31, 2025 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at our option.

ARTESIAN RESOURCES CORPORATION
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2025

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

4.17	Indenture of Mortgage dated July 1, 1961, between Artesian Water Company, Inc., subsidiary of the Company, and the Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.10 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018..

4.18	Second Amendment to Master Loan Agreement, dated as of November 13, 2019, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.16 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020.

4.19
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

4.21
Master Loan Agreement, dated as of August 8, 2018, by and between Artesian Wastewater Management, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 9, 2018.

4.22
Interest Rate Lock Agreement, dated as of October 8, 2019, by and between Artesian Water Company, Inc. and CoBank, ACB, Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on October 11, 2019.

4.23	Description of the Company’s Securities. Incorporated by reference to Exhibit 4.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020..

4.24
Interest Rate Lock Agreement, dated as of February 7, 2022, by and between Artesian Water Company, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on February 10, 2022.

4.25	Artesian Resources Corporation 2025 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed October 31, 2025.

4.26	Master Loan Agreement, dated as of March 13, 2026, by and between Artesian Water Maryland, Inc. and CoBank, ACB.*

4.27	Guarantee of Payment, dated as of March 13, 2026, by and between Artesian Resources Corporation and CoBank, ACB.*

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

10.33	Artesian Resources Corporation Incentive Stock Option Plan. Incorporated by reference to Exhibit 10(e) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.***

10.34	Officer’s Medical Reimbursement Plan dated May 27, 1992. Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.***

10.35	Agreement and Mutual Release, dated as of March 16, 2025, by and between Dian C. Taylor and Artesian Resources Corporation.*

10.36	Artesian Resources Corporation 2015 Equity Compensation Plan. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed December 16, 2015.***

19.1	Insider Trading Policy, dated March 25, 2025. Incorporated by reference to Exhibit 19.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of the Company as of December 31, 2025. *

23.1	Consent of BDO USA, P.C. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

Date March 16, 2026	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLLE R. TAYLOR	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Nicholle R. Taylor		March 16, 2026
Chief Financial Officer (Principal Financial Officer)
/s/ DAVID B. SPACHT
David B. Spacht		March 16, 2026
Corporate Treasurer and Senior Vice President of Finance (Principal Accounting Officer)
/s/ JENNIFER L. FINCH
Jennifer L. Finch		March 16, 2026

/s/ SALVATORE J. ROSSI, JR.
Salvatore J. Rossi, Jr	Director	March 16, 2026

/s/ JOHN R. EISENBREY, JR.
John R. Eisenbrey, Jr.	Director	March 16, 2026

/s/ MICHAEL HOUGHTON
Michael Houghton	Director	March 16, 2026

/s/ DIAN C. TAYLOR
Dian C. Taylor	Director	March 16, 2026