Form 10-K/A
period 2025-12-31
ARTESIAN RESOURCES CORP
filed 2026-04-01
CIK 863110

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial report under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

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

As of March 10, 2026, 9,436,930 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

EXPLANATORY NOTE

Artesian Resources Corporation (the "Company") is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 16, 2026, solely to correct an error on the cover page regarding the Company's filer status.

Specifically, the Company erroneously checked the box indicating it is an Accelerated Filer. The purpose of this Amendment is to check the box indicating the Company is a Non-Accelerated Filer.  This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the new certifications (as further explained in the last paragraph of this explanatory note).

Except for the foregoing, no other changes have been made to the Original 10-K, and this Amendment does not amend, update, or modify any other part of the Original 10-K, including the financial statements or disclosures therein. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original 10-K.

In accordance with SEC rules, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits 31.1 and 31.2 to this Amendment.  As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the certifications has been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

EXHIBIT LIST
Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
  *Filed herewith.

SIGNATURES
ARTESIAN RESOURCES CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 1, 2026	By: /s/ DAVID B. SPACHT
David B. Spacht
Chief Financial Officer (Principal Financial Officer)