Form 10-Q
period 2026-03-31
ARTESIAN RESOURCES CORP
filed 2026-05-08
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

As of May 6, 2026, 9,442,986 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	March 31, 2026	December 31, 2025
Utility plant, at original cost (less accumulated depreciation - 2026- $205,600; 2025 - $202,077)	$812,275	$801,694
Current assets
Cash and cash equivalents	4,255	52
Accounts and other receivables (less provision for expected credit loss 2026 - $349; 2025 - $340)	12,911	9,489
Income tax receivable	57	769
Unbilled operating revenues	1,824	1,910
Materials and supplies	3,303	3,716
Prepaid property taxes	1,118	1,808
Prepaid expenses and other	3,003	3,673
Total current assets	26,471	21,417
Other assets
Non‑utility property (less accumulated depreciation - 2026 - $1,162; 2025 - $1,146)	3,529	3,541
Other deferred assets	10,024	9,571
Goodwill	1,939	1,939
Operating lease right-of-use assets	413	414
Total other assets	15,905	15,465
Regulatory assets, net	12,287	12,653
Total Assets	$866,938	$851,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,318	$10,316
Preferred stock	-	-
Additional paid-in capital	144,668	144,492
Retained earnings	97,812	95,114
Total stockholders' equity	252,798	249,922
Long-term debt, net of current portion	183,447	174,276
	436,245	424,198
Current liabilities
Lines of credit	-	5,719
Current portion of long-term debt	2,486	2,132
Accounts payable	8,298	14,018
Accrued expenses	5,235	4,601
Overdraft payable	72	103
Accrued interest	1,366	916
Income taxes payable	1,960	389
Customer and other deposits	3,554	3,474
Other	3,194	2,370
Total current liabilities	26,165	33,722

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	369	374
Operating lease liabilities	406	407
Regulatory liabilities	25,966	26,301
Deferred investment tax credits	391	395
Deferred income taxes	54,995	54,756
Total deferred credits and other liabilities	82,127	82,233

Net contributions in aid of construction	322,401	311,076
Total Liabilities and Stockholders' Equity	$866,938	$851,229

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
Operating revenues
Water sales	$22,192	$20,687
Other utility operating revenue	3,567	3,358
Non-utility operating revenue	2,015	1,841
Total Operating Revenues	27,774	25,886

Operating expenses
Utility operating expenses	13,153	12,324
Non-utility operating expenses	1,215	1,122
Depreciation and amortization	3,452	3,357
State and federal income taxes	2,059	1,851
Property and other taxes	1,619	1,686
Total Operating Expenses	21,498	20,340

Operating income	6,276	5,546

Other income
Allowance for funds used during construction (AFUDC)	498	566
Miscellaneous income	1,388	1,489

Income before interest charges	8,162	7,601

Interest charges	2,228	2,166

Net income applicable to common stock	$5,934	$5,435

Net income per common share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.53

Weighted average common shares outstanding:
Basic	10,318	10,302
Diluted	10,324	10,306

Cash dividends per share of common stock	$0.3136	$0.3014

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,934	$5,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,452	3,357
Amortization of debt expense	88	88
Amortization of deferred income tax regulatory liability	(325)	(325)
Provision for expected credit loss	53	49
Deferred income taxes, net	235	(149)
Stock compensation	92	46
AFUDC, equity portion	(349)	(383)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	(3,232)	1,208
Income tax receivable	712	441
Unbilled operating revenues	86	104
Materials and supplies	413	(1,249)
Income tax payable	1,571	1,256
Prepaid property taxes	690	992
Prepaid expenses and other	670	371
Other deferred assets	(462)	(482)
Regulatory assets	4	(4)
Regulatory liabilities	(56)	-
Accounts payable	(2,265)	(36)
Accrued expenses	124	(231)
Accrued interest	450	404
Customer deposits and other, net	751	66
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,636	10,958

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(13,139)	(10,398)
Proceeds from sale of assets	16	3
NET CASH USED IN INVESTING ACTIVITIES	(13,123)	(10,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(10,933)	(357)
Borrowings under lines of credit agreements	5,214	357
Deferred debt issuance costs	(20)	-
(Decrease) increase in overdraft payable	(31)	269
Proceeds from contributions in aid of construction and advances	8,363	5,840
Payouts for contributions in aid of construction and advances	(276)	(630)
Net proceeds from issuance of common stock	84	85
Issuance of long–term debt	10,000	-
Dividends paid	(3,236)	(3,104)
Principal repayments of long-term debt	(475)	(463)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,690	$1,997

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025

NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,203	$2,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52	1,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,255	$3,707

Supplemental Disclosures of Cash Flow Information:

	For the Three Months Ended
	March 31,
	2026	2025

Non-cash Investing and Financing Activity:
Utility plant received as construction advances and contributions in aid of construction	$4,388	$4,774

Contractual amounts of contributions in aid of construction due from developers included in accounts receivable and due from class action settlement funds included in other deferred assets (See Note 15 – Legal Proceedings)	$1,835	$216

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	$(2,792)	$(1,810)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,690	$1,674
Income taxes paid	$25	$678
Income taxes refunded	$165	$50

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Shares Outstanding	Common Shares Outstanding	$1 Par Value	$1 Par Value
	Class A Non-Voting (1) (3) (4)	Class B Voting (2)	Class A Non-Voting	Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189

Net income	-	-	-	-	-	5,435	5,435
Cash dividends declared
Common stock	-	-	-	-	-	(3,104)	(3,104)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	82	-	85
Employee stock options and awards(4)	-	-	-	-	45	-	45
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2025	9,422	881	$9,422	$881	$144,047	$87,300	$241,650

	Common Shares Outstanding	Common Shares Outstanding	$1 Par Value	$1 Par Value
	Class A Non-Voting (1) (3) (4)	Class B Voting (2)	Class A Non-Voting	Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2025	9,435	881	$9,435	$881	$144,492	$95,114	$249,922

Net income	-	-	-	-	-	5,934	5,934
Cash dividends declared							-
Common stock	-	-	-	-	-	(3,236)	(3,236)
Issuance of common stock
Dividend reinvestment plan	2	-	2	-	84	-	86
Employee stock options and awards(4)	-	-	-	-	92	-	92
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2026	9,437	881	$9,437	$881	$144,668	$97,812	$252,798

(1)
At March 31, 2026 and March 31, 2025, Class A Non-Voting Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of 28,970 treasury shares, were 9,465,922 and 9,450,519, respectively.
(2)
At March 31, 2026 and March 31, 2025, Class B Voting Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Non-Voting Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, and the 2025 Equity Compensation Plan, effective October 31, 2025, or the 2025 Plan, Artesian Resources Corporation authorized up to 331,500 shares and 263,932, respectively, of Class A Non-Voting Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.  The 2025 Plan replaces the 2015 Plan, and outstanding grants under the 2015 Plan shall continue in effect according to their terms, consistent with the 2015 Plan. Includes stock compensation expense for March 31, 2026 and March 31, 2025.  See Note 8 – Stock Compensation Plans.

See notes to the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Artesian Resources Corporation, or Artesian Resources, includes income from the earnings of all our wholly-owned subsidiaries. The terms "we", "our", "Artesian" and the "Company" as used herein refer to Artesian Resources and its subsidiaries.

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

Artesian Utility also offers the following protection plans to customers, the Water Service Line Protection Plan, or WSLP Plan, and the Sewer Service Line Protection Plan, or SSLP Plan (collectively, SLP Plan or SLP Plans).  The WSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking water service lines up to an annual limit.  The SSLP Plan covers all parts, material and labor required to repair or replace participating customers' leaking or clogged sewer lines up to an annual limit.  The Company also maintains the Internal Service Line Protection Plan, or ISLP Plan, in which the Company discontinued enrolling new customers effective January 2026.  For customers that were previously enrolled, the ISLP Plan enhances available coverage to include water and wastewater lines within customers' residences up to an annual limit.

Artesian Development is a real estate holding company that owns properties, including land approved for office buildings, a water treatment plant and wastewater facility, as well as property for current operations, including an office facility in Sussex County, Delaware.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Form 10-Q.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information provided not misleading.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's annual report on Form 10-K for fiscal year 2025 as filed with the SEC on March 16, 2026.

The unaudited condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of March 31, 2026, the results of its operations for the three-month periods ended March 31, 2026 and March 31, 2025, its cash flows for the three-month periods ended March 31, 2026 and March 31, 2025 and the changes in stockholders’ equity for the three month-periods ended March 31, 2026 and March 31, 2025.  The December 31, 2025 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2025 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year or for future periods.

Regulated Utility Accounting

The accounting records of Artesian Water, Artesian Wastewater, and TESI are maintained in accordance with the uniform system of accounts as prescribed by the Delaware Public Service Commission, or the DEPSC.  The accounting records of Artesian Water Maryland and Artesian Wastewater Maryland are maintained in accordance with the uniform system of accounts as prescribed by the Maryland Public Service Commission, or the MDPSC.  The accounting records of Artesian Water Pennsylvania are maintained in accordance with the uniform system of accounts as prescribed by the Pennsylvania Public Utility Commission, or the PAPUC.  All these subsidiaries follow the provisions of Accounting Standards Codification, or ASC, 980, Regulated Operations, which provides guidance for companies in regulated industries. These regulated subsidiaries account for the majority of our operating revenue. See Note 16 – Business Segment Information to our Unaudited Condensed Consolidated Financial Statements for a full description of our segment information.

Use of Estimates in the Preparation of Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S., which require management to make certain estimates and assumptions that could impact the Company’s financial condition, results of operations and cash flows.  Actual results could differ from management's estimates.  Management makes certain estimates and assumptions regarding unbilled revenues, reserve for revenues associated with temporary rates expected to be refunded, accounting for income taxes, credit losses and reserves for bad debt, lease agreements, goodwill and contingent assets and liabilities.

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

Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.91% and 1.91% for March 31, 2026 and December 31, 2025, respectively.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Regulatory assets are amortized using the straight-line method over future periods, which range from 5 to 80 years.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until final rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve would be recorded reducing revenue from temporary rates.  The DEPSC approved and Artesian Water implemented temporary rate increases effective June 3, 2025 and November 6, 2025.  As of March 31, 2026, approximately $1.0 million of the revenue from the November 6, 2025 temporary rate increase was recorded as a reserve for refund and is included in other current liabilities in the Condensed Consolidated Balance Sheets. Temporary rates that were previously effective as of November 28, 2023 were replaced with final rates approved by the DEPSC effective June 12, 2024, with no reserve or reduction to previously recorded revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Tariff Revenue
Consumption charges	$14,099	$13,022
Fixed fees	10,178	9,266
Service charges	154	180
DSIC	-	299
Metered wastewater services	142	187
Industrial wastewater services	628	432
Total Tariff Revenue	$25,201	$23,386
Non-Tariff Revenue
Service line protection plans	$1,798	$1,632
Contract operations	248	253
Design and installation	-	4
Inspection fees	134	171
Total Non-Tariff Revenue	$2,180	$2,060

Other Operating Revenue	$393	$440

Total Operating Revenue	$27,774	$25,886

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025

Contract Assets – Tariff	$3,044	$3,265

Deferred Revenue
Deferred Revenue – Tariff	$1,468	$1,598
Deferred Revenue – Non-Tariff	700	573
Total Deferred Revenue	$2,168	$2,171

For the three months ended March 31, 2026, the Company recognized revenue of $1.6 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.4 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, Deferred Revenue – Tariff is recorded partially within Unbilled operating revenues net against contract assets representing our remaining performance obligations for our fixed fee water services and partially within Other current liabilities representing our remaining performance obligations for our fixed fee wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of March 31, 2026 and December 31, 2025, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately four years and one year, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water received reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  In addition, from July 1, 2021 onward the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs that Artesian Water incurs to treat contaminants of concern and of emerging concern.  The settlement receivable as of March 31, 2026 includes the short-term portion of multi-district litigation, MDL, reimbursements as further discussed in Note 15 - Legal Proceedings.

A provision for expected credit loss is calculated as a percentage of total associated revenues based upon historical trends and adjusted for current and reasonable projections based upon expected economic conditions.  We mitigate our exposure to credit losses by discontinuing services in the event of non-payment; accordingly, the related provision for expected credit loss and associated bad debt expense has not been significant.  The following table summarizes the changes in the Company’s accounts receivable balance. The reduction in the water customer accounts receivable balance as of December 31, 2025 is the result of a one-time bill credit that was applied to Artesian Water’s customer bills in December 2025 related to MDL settlement funds received as further discussed in Note 15 – Legal Proceedings.

(in thousands)	March 31, 2026	December 31, 2025	December 31, 2024

Customer accounts receivable – water	$7,010	$4,366	$6,824
Customer accounts receivable – wastewater	946	706	928
Customer accounts receivable – SLP Plan	517	371	470
Settlement receivable – short term	3,831	2,023	2,523
Developer receivable	562	2,249	837
Miscellaneous accounts receivable	394	114	100
	13,260	9,829	11,682
Less: provision for expected credit loss	349	340	343
Net accounts receivable	$12,911	$9,489	$11,339

NOTE 5 – LEASES

The Company leases land and office equipment under operating leases from non-related parties.  Our leases have remaining lease terms of 2 years to 71 years, one of which includes options to automatically extend the leases for up to 66 years and is included as part of the lease liability and right-of-use assets as we expect to exercise the options.  Payments made under operating leases are recognized in the condensed consolidated statement of operations on a straight-line basis over the period of the lease.  The annual lease payment for the land operating lease increases each year by the most recent increase in the Consumer Price Index and includes a provision to periodically adjust the annual lease payment based on the fair market value of the parcel of land.  None of the operating leases contain contingent rent provisions.  The commencement date of all the operating leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the land or equipment.  The Company currently does not have any financing leases and does not have any lessor leases that require disclosure.

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

Rent expense for all operating leases, except those with terms of 12 months or less, comprises:

(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Minimum rentals	$2	$2
Contingent rentals	-	-
	$2	$2

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$413	$414

Other current liabilities	$8	$9
Operating lease liabilities	406	407
Total operating lease liabilities	$414	$416

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2026 are as follows:

(in thousands)
Operating Leases
Year
2026	$29
2027	29
2028	21
2029	21
2030	21
Thereafter	1,337
Total undiscounted lease payments	$1,458
Less effects of discounting	(1,044)
Total lease liabilities recognized	$414

As of March 31, 2026, we have not entered into operating or finance leases that will commence at a future date.

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

Other Deferred Assets

The other deferred assets associated with the MDL class action settlement reimbursements, as further discussed in Note 15 – Legal Proceedings, has a carrying amount of $2.6 million as of both March 31, 2026 and December 31, 2025, which approximates fair value, and was recorded at amortized cost using an estimated market discount rate.  The fair value of this non-current receivable is classified as Level 3.

Long-term Financial Liabilities

As of March 31, 2026 and December 31, 2025, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	March 31, 2026	December 31, 2025
Carrying amount	$185,933	$176,408
Estimated fair value	164,704	156,980

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

NOTE 7 – INCOME TAXES

Deferred income taxes are provided in accordance with ASC 740, Income Taxes, on all differences between the tax basis of assets and liabilities and the amounts at which they are carried in the unaudited condensed consolidated financial statements based on the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. The Company’s rate regulated subsidiaries recognize regulatory liabilities, to the extent considered in ratemaking, for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.

Under ASC 740, Income Taxes, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense. For the full year 2025, the Company accrued approximately $22 thousand in penalties and interest related to positions taken on the 2022 and 2024 corporate income tax return. For the three months ended March 31, 2026, the Company has accrued approximately $6 thousand in penalties and interest related to positions taken on the 2022 and 2024 corporate income tax return.  The Company remains subject to examination by federal and state authorities for the tax years 2022 through 2025.

Investment tax credits were deferred through 1986 and are recognized as a reduction of deferred income tax expense over the estimated economic useful lives of the related assets.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes several changes to U.S. tax and related laws, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017, or TCJA.  The Company has evaluated the impact that the OBBBA may have on its consolidated financial condition and results of operations and determined there is no material impact on our business, financial position or results of operations.

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

Compensation expense of approximately $92 thousand, related to the April, May, July and September 2025 issue of restricted stock awards, was recorded for the three months ended March 31, 2026.  Compensation expense of approximately $46 thousand, related to the May 2024 issue of restricted stock awards, was recorded for the three months ended March 31, 2025.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

There were no options exercised during the three months ended March 31, 2026.

There were no unvested option shares outstanding under the 2025 Plan during the three months ended March 31, 2026.

As of March 31, 2026, there were no unrecognized expenses related to non-vested option shares granted under the 2025 Plan.

As of March 31, 2026, there was approximately $91 thousand total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2025 Plan.  The cost will be recognized over 0.26 years, the remaining vesting period for the restricted stock awards.

NOTE 9 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of March 31, 2026, Artesian Water was serving approximately 99,500 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of March 31, 2026, Artesian Wastewater and TESI were serving approximately 9,300 customers combined, including one large industrial customer.

NOTE 10 – OTHER DEFERRED ASSETS

The investment in CoBank, ACB, or CoBank, which is a cooperative bank, is related to certain outstanding First Mortgage Bonds and is a required investment in the bank based on the underlying long-term debt agreements.  The settlement agreement receivable is related to the long-term portion of MDL class action settlement reimbursements, as further discussed in Note 15 - Legal Proceedings, and is recorded at amortized cost, with the difference between the carrying amount and the amortized cost recognized as CIAC.

(in thousands)	March 31, 2026	December 31, 2025

Investment in CoBank	$7,351	$6,889
Settlement receivable-long term	2,596	2,596
Other deferred assets	77	86
	$10,024	$9,571

NOTE 11 - REGULATORY ASSETS

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

Deferred acquisition adjustments represent the excess payment for purchases of utility plant from Delaware municipalities over the determined original cost net of depreciation.  Deferred acquisition costs represent the closing cost associated with the acquisitions.  Costs are being amortized over the periods noted in the table below and recovered in customer rates as approved by the DEPSC.  Amortization of these deferred costs began in the third quarter of 2024.

Unrecovered reserve for depreciation is the result of the implementation of a change in depreciation methods for certain general plant assets that are being amortized over five years and recovered in customer rates as approved by the DEPSC.  Amortization of these deferred costs began in the third quarter of 2024.

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:

	(in thousands)
	March 31, 2026	December 31, 2025

Deferred contract costs and other	$86	$109
Rate case studies	106	105
Delaware rate proceedings	302	312
Deferred income taxes	397	403
Debt related costs	3,550	3,617
Deferred costs affiliated interest agreement	984	998
Goodwill	241	243
Deferred acquisition and franchise costs - Maryland	343	352
Deferred acquisition costs – Delaware	216	219
Deferred acquisition adjustments – Delaware	3,270	3,288
Unrecovered reserve for depreciation	2,792	3,007
	$12,287	$12,653

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

Deferred income taxes primarily represent tax benefits that will be returned to regulated utility customers through an approved rate making process, as described below.  These tax benefits resulted from the TCJA.  The TCJA required the Company to remeasure its deferred income tax balances to reflect the reduction in the corporate income tax rate from 34% to 21%. This remeasurement adjustment made to deferred income taxes was substantially offset by the recognition of a regulatory liability for excess accumulated deferred income taxes, or EADIT, and reflects the benefits customers will receive in future approved rates.  Pursuant to a DEPSC rate order, Artesian Water is amortizing $24.7 million of the EADIT balance.  The DEPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for wastewater customers, and the MDPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for Maryland customers.

Regulatory liabilities comprise:

	(in thousands)
	March 31, 2026	December 31, 2025

Utility plant retirement cost obligation	$97	$107
Deferred income taxes (related to TCJA)	25,869	26,194
	$25,966	$26,301

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

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis. Supplemental and rebuttal filings were subsequently filed, reducing the requested increase to 10.2%, or approximately $9.0 million, on an annualized basis. The actual effective increase would be less than 10.2% if the requested increase is granted in full by the DEPSC since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC rate, which rate is set to zero once temporary rates are placed into effect.  Temporary rates were placed into effect as noted below. The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, the DEPSC approved and Artesian Water implemented the first temporary rate increase effective June 3, 2025 of approximately $2.5 million in additional annual revenue, or 2.88%, subject to refund, and reduced the DSIC previously in effect from approximately 1.66% to zero, for a temporary rate increase of net 1.22%.  Also, as permitted by law, on November 6, 2025 Artesian Water placed into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 6.82%, or $5.8 million, on an annualized basis, until permanent rates are determined by the DEPSC.  As of March 31, 2026, approximately $1.0 million of the revenue from the second step of temporary rates was recorded as a reserve for refund and is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) rate upon which each eligible plant improvement was based:

Application Date	11/22/2024
DEPSC Approval Date	12/18/2024
Effective Date	01/01/2025
Cumulative DSIC Rate	1.66%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$11.7
Eligible Plant Improvements – Installed Beginning Date	11/01/2023
Eligible Plant Improvements – Installed Ending Date	10/31/2024

Effective January 1, 2025, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC.  The January 1, 2025 DSIC rate is still subject to audit by the DEPSC.  The January 1, 2025 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on June 3, 2025. For the three months ended March 31, 2026, we did not report any earnings in DSIC revenue. For the three months ended March 31, 2025, we earned approximately $0.3 million in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	For the Three Months Ended
	March 31,
	2026	2025
	(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,318	10,302
Dilutive effect of employee stock options and awards	6	4
Weighted average common shares outstanding during the period for diluted computation	10,324	10,306

For the three months ended March 31, 2026, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three months ended March 31, 2025, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock and 1,040,000 authorized shares of Class B Voting Stock. As of March 31, 2026, 9,436,952 shares of Class A Non-Voting Stock and 881,452 shares of Class B Voting Stock were issued and outstanding. As of March 31, 2025, 9,421,542 shares of Class A Non-Voting Stock and 881,452 shares of Class B Voting Stock were issued and outstanding. The par value for both classes is $1.00 per share.

Equity per common share was $24.50 and $24.24 at March 31, 2026 and December 31, 2025, respectively. These amounts were computed by dividing common stockholders' equity by the number of weighted average shares of common stock outstanding on March 31, 2026 and December 31, 2025, respectively.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four MDL class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M Company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc. (collectively, “the Tyco Defendants”); and (4) BASF Corporation (“BASF”).  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements.  In October 2025, the Company received its first payment from 3M in the amount of $2.3 million, and its second payment of $5.2 million in November 2025, with an anticipated additional net settlement of approximately $5.1 million to be paid over eight years.  In December 2025, the Company received the full DuPont settlement award payment of approximately $1.3 million.  In April 2026, the Company received approximately $1.3 million in settlement payments from the Tyco defendants and approximately $0.5 million in settlement payments from BASF.  The settlement proceeds are intended to reimburse the Company for past and future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems.  The DEPSC approved the return of $7.2 million received from 3M to Artesian Water’s customers through a one-time bill credit, which was applied to customers’ bills in December 2025.  The DEPSC also approved the regulatory treatment of the settlement amounts for DuPont, the Tyco Defendants and BASF and the remaining settlement amounts for 3M to be recorded as CIAC.

On September 15, 2025, Artesian Water was served as a third-party defendant in a third-party complaint filed by Metra Industries, Inc., in the Superior Court of the State of Delaware. The litigation arises from a contractual dispute related to a water main renewal project and asserts a claim against us in the total amount of $3.4 million consisting mainly of $2.7 million in unabsorbed office overhead, $0.1 million in end-of-job direct costs and $0.6 million in change orders. While we plan to defend the claim vigorously, it is possible that we could incur a loss; however, any loss is not estimable at this time.

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

The accounting policies of the operating segments are the same as those described in Note 3 – Revenue Recognition.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of March 31, 2026 and March 31, 2025.

In thousands

	Three Months Ended March 31,
	2026			2025
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$25,759	$25,759		$24,045	$24,045

Reconciliation of revenue
Other revenues		2,077	(a)		1,905	(a)
Inter-segment elimination		(62)			(64)
Consolidated revenues		$27,774			$25,886

Less: (b)
Payroll and Benefits (c)	6,780			6,210
Supply and Delivery (d)	3,822			3,452
Administrative (e)	2,613			2,725
Depreciation and Amortization	3,439			3,344
Income Taxes	1,779			1,584
Property and other taxes	1,596			1,668
Regulated Utility Operating Income	$5,730	$5,730		$5,062	$5,062

Reconciliation of operating income
Other profit		546	(a)		484	(a)
Consolidated operating income		$6,276			$5,546

In thousands

	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$858,965	$858,965	$846,820	$846,820

Reconciliation of assets
Other assets		7,973		4,409
Consolidated assets		$866,938		$851,229

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

In September 2025, the FASB issued guidance that amends the existing standard to remove all references to prescriptive and sequential software development project stages.  Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.  In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software.  This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted.  The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis.  We are currently evaluating the impact of this guidance to determine the impact on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued guidance to enhance, clarify, and streamline interim disclosure requirements, emphasizing events and material changes that have occurred since the most recent annual reporting period.  The amendments are effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.  The Company is required to apply the amendments in its interim reporting starting with the first quarter of fiscal year 2028.  The guidance may be adopted prospectively or retrospectively.  The Company is currently evaluating the impact of this new guidance, which may alter the structure of our interim financial statement disclosures.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, our belief concerning class action settlements designed to resolve claims for PFAS contamination and any related outcome, and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in tax laws, including, without limitation, the One Big Beautiful Bill Act, the timing and results of our rate requests, failure to receive regulatory approvals, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2026

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 92.5% of total operating revenues for the three months ended March 31, 2026 and 92.7% for the three months ended March 31, 2025.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

Our profitability is also attributed to other non-utility business, such as various contract operations, water, sewer and internal SLP Plans and other services we provide.  Our contract operations, SLP Plans and other services also provide a revenue stream that is not affected by changes in weather patterns.  We also continue to explore and develop relationships with developers and municipalities in order to increase revenues from contract water and wastewater operations, wastewater management services, and design, construction and engineering services.  We plan to continue developing and expanding our contract operations and other services in a manner that complements our growth in water service to new customers.  Our anticipated growth in these areas is subject to changes in residential and commercial construction, which may be affected by interest rates, inflation and general housing and economic market conditions.  We anticipate continued growth in our non-utility subsidiaries due to our water and sewer SLP Plans.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of March 31, 2026, the number of metered water customers in Delaware increased approximately 1.8% compared to March 31, 2025.  The number of metered water customers in Maryland increased approximately 1.5% compared to March 31, 2025.  The number of metered water customers in Pennsylvania remained consistent compared to March 31, 2025.  For the three months ended March 31, 2026, approximately 2.0 billion gallons of water were distributed in our Delaware systems and approximately 109.6 million gallons of water were distributed in our Maryland systems.

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis. Supplemental and rebuttal filings were subsequently filed, reducing the requested increase to 10.2%, or approximately $9.0 million, on an annualized basis.  The DEPSC approved and Artesian Water implemented temporary rate increases effective June 3, 2025 and November 6, 2025, until permanent rates are determined by the DEPSC.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater and TESI own wastewater collection and treatment infrastructure and provide regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of March 31, 2026, the number of Delaware wastewater customers increased approximately 6.4% compared to March 31, 2025.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers protection plans to customers: the WSLP Plan and the SSLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of March 31, 2026, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 5.4%, 7.3% and 0.7%, respectively, compared to March 31, 2025.  The Company also maintains the ISLP Plan, in which the Company discontinued enrolling new customers effective January 2026.

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

In April 2024, Artesian Wastewater received a permit from the Delaware Department of Natural Resources and Environmental Control, or DNREC, for construction of a 625,000 gallon per day regional wastewater treatment facility, including a primary receiving headworks at its Sussex Regional Recharge Facility, or SRRF.  Under its previous permit, SRRF provided solely land disposal services for a single commercial processing and treatment plant.  Under its new permit, SRRF will continue providing those disposal services alongside the new treatment plant. The new treatment facility will provide service for Artesian Wastewater’s regional system comprised primarily of residential and small commercial customers.  The construction will also include the primary receiving facility for untreated effluent, sized to allow for the expansion of the regional treatment system planned for the site.  The new treatment facility will utilize the existing disposal infrastructure and was completed in the first quarter of 2026.  In February 2026, Artesian Wastewater received a permit from DNREC for construction of an additional 1,250,000 gallon per day regional wastewater treatment facility.

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

Other Matters

Environmental, Health and Safety, and Water Quality Regulation

As required by the Safe Drinking Water Act, the U.S. Environmental Protection Agency, or EPA, establishes maximum contaminant levels, or MCLs, for various substances found in drinking water to ensure that the water is safe for human consumption.  On April 10, 2024, the EPA established MCLs for certain per- and polyfluoroalkyl substances, or PFAS, in drinking water.  Under these regulations, water utilities will be required to complete initial monitoring for PFAS by 2027 and to conduct ongoing compliance monitoring.  At the national level, water utilities also will be required to meet the new MCLs by April 2029 and to notify the public of any violations of the MCLs as of and after that date.  Delaware water utilities are required to notify the public of any violations of the MCLs beginning January 15, 2026.  To allow drinking water systems more time to develop plans for addressing PFAS where they are found and implement solutions, the EPA plans to develop a rulemaking to provide additional time for compliance, including a proposal to extend the compliance date to 2031.  The EPA plans to finalize this rule in the Spring of 2026.  The Company has installed treatment for PFAS at several wellfields to date and plans to continue to install treatment at additional locations as necessary in future years.  The capital investment and operating costs for treatment of PFAS are anticipated to be recoverable in water rates charged to customers as approved by the applicable public service commission.  The Company is participating in the multi-district litigation class action settlements with certain manufacturers of PFAS seeking reimbursement of costs incurred and that will continue to be incurred.  See Note 15 – Legal Proceedings.

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

Results of Operations – Analysis of the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

Operating Revenues

Revenues totaled $27.8 million for the three months ended March 31, 2026, $1.9 million, or 7.3%, more than revenues for the three months ended March 31, 2025.

Water sales revenue increased $1.5 million, or 7.3%, for the three months ended March 31, 2026 from the corresponding period in 2025, primarily the result of two temporary rate increases as permitted under Delaware law, until permanent rates are determined by the DEPSC, as well as an increase in the number of customers served.  The first temporary rate increase of 2.88% was placed into effect on June 3, 2025 at which time the DSIC rate of 1.66% was set to zero.  The second temporary rate increase of 6.82% was placed into effect on November 6, 2025, of which a portion has been reserved for refund and is not reflected in income.  We realized 79.9% and 79.9% of our total operating revenue for the three months ended March 31, 2026 and March 31, 2025, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.2 million, or 6.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.  This increase is primarily due to an increase in revenue related to industrial wastewater services and an increase in wastewater revenue associated with additional residential and commercial customers.

Non-utility operating revenue increased approximately $0.2 million, or 9.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.  This increase is primarily due to an increase in SLP Plan revenue, primarily the result of an increase in the number of customers participating in the SLP Plans and an increase in fees that were placed into effect on January 1, 2026.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $0.9 million, or 5.7%, for the three months ended March 31, 2026, compared to the same period in 2025.

Utility operating expenses increased $0.8 million, or 6.7%, for the three months ended March 31, 2026 compared to the same period in 2025.  The increase in utility operating expenses consists of a $0.6 million increase in payroll and employee benefit costs, a $0.2 million increase in supply and treatment costs, and a $0.1 million increase in transmission, distribution and collection system costs.  The increase in utility operating expenses is partially offset by a $0.1 million decrease in administrative costs.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 57.6% for the three months ended March 31, 2026, compared to 58.5% for the three months ended March 31, 2025.

Federal and state income tax expense increased $0.2 million, or 11.2%, primarily due to higher pre-tax book income.

Other Income

Other income decreased $0.2 million, primarily due to a decrease in patronage refunds on the Company’s lines of credit and loan volume and a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC.

Net Income

Our net income applicable to common stock increased $0.5 million, or 9.2%.  Total operating revenues increased $1.9 million, offset by a $1.2 million increase in total operating expenses, and a decrease of $0.2 million in other income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the three months ended March 31, 2026 were $8.6 million of cash provided by operating activities, $10.0 million from the issuance of long-term debt, and $8.1 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the three months ended March 31, 2026 was $8.6 million provided by cash flow from operating activities, compared to $11.0 million for the three months ended March 31, 2025.  The decrease in cash flows from operating activities is primarily from lower accounts receivable and accounts payable, partially offset by higher materials and supplies, customer deposits and other, net income, deferred income taxes, and accrued expenses.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality reliable service to our growing service territory.  Capital expenditures during the first three months of 2026 were $13.1 million compared to $10.4 million during the same period in 2025.  During the first three months of 2026, these investments include installation of new mains, services and hydrants, renewals associated with the rehabilitation of aging infrastructure, upgrading and replacing our meter reading equipment, installation of wastewater force mains, upgrading existing pumping and treatment stations, including PFAS treatment upgrades, and construction of new wastewater treatment plants, to better serve our customers.

Financing Activities

For the three months ended March 31, 2026, cash flows provided by financing activities were $8.7 million, compared to $2.0 million for the three months ended March 31, 2025.  Our primary sources of liquidity from financing activities for the three months ended March 31, 2026 were $10.0 million from the issuance of long-term debt and $8.1 million in net contributions and advances from developers.  The cash flows provided by financing activities increased due to higher issuance of long-term debt and an increase in net contributions and advances from developers, partially offset by an increase in repayments of lines of credit and a decrease in overdraft payables.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, contributions from developers and settlement funds, government grants and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At March 31, 2026, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of March 31, 2026, there was $40 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 17, 2027, or any date on which Citizens demands payment. The Company expects to renew this line of credit.

At March 31, 2026, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allowed for the financing of operations for Artesian Water, with up to $10 million of this line available for the operations of Artesian Water Maryland.  As of March 31, 2026, there was $20 million of available funds under this line of credit.  In April 2026, the agreement for this line of credit was amended to allow for the financing of operations by Artesian Water, Artesian Water Maryland, and Artesian Wastewater Management, Inc., individually or collectively, subject to the $20-million limit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2026.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,816	$39,045	$12,422	$185,891	$245,174
State revolving fund loans (principal and interest)	1,065	2,130	2,130	8,200	13,525
Promissory notes (principal and interest)	1,871	3,685	3,685	20,626	29,867
Asset purchase contractual obligation (principal and interest)	326	320	-	-	646
Lines of credit	-	-	-	-	-
Operating leases	29	50	42	1,337	1,458
Operating agreements	38	15	-	-	53
Unconditional purchase obligations	812	114	114	184	1,224
Tank painting contractual obligation	849	1,061	-	-	1,910
Total contractual cash obligations	$12,806	$46,420	$18,393	$216,238	$293,857

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of March 31, 2026, we were in compliance with these covenants.

Long-term debt obligations reflect the maturities of certain series of our first mortgage bonds, which we intend to refinance when due if not refinanced earlier.  One first mortgage bond is subject to redemption in a principal amount equal to $150,000 plus interest per calendar quarter.  The state revolving fund loan obligation and promissory note obligation have an amortizing mortgage payment payable over a 20-year period.  The first mortgage bonds, the state revolving fund loan and the promissory notes have certain financial covenant provisions, the violation of which could result in default and require the obligation to be immediately repaid, including all interest.  We have not experienced conditions that would result in our default under these agreements.

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

Critical Accounting Estimates; Recent Accounting Pronouncements

This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2025 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2025. The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

Management has reviewed our financial policies and determined that there are no critical accounting estimates requiring disclosure, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2025. There have been no changes in our critical accounting estimates. Our significant accounting policies are described in our notes to the 2025 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2025 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first three months of 2026 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory note, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 6.14%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of March 31, 2026, there were no outstanding amounts on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)    None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6 - EXHIBITS

Exhibit No.	Description

4.1	Master Loan Agreement, dated as of March 13, 2026, by and between Artesian Water Maryland, Inc. and CoBank, ACB. Incorporated by reference to Exhibit 4.26 filed with the Company’s Form 10-K filed on March 16, 2026.

4.2	Guarantee of Payment, dated as of March 13, 2026, by and between Artesian Resources Corporation and CoBank, ACB. Incorporated by reference to Exhibit 4.27 filed with the Company’s Form 10-K filed on March 16, 2026.

31.1	Certification of Chief Executive Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer of the Registrant required by Rule 13a–14(a) under the Securities Exchange Act of 1934, as amended. *

32
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350). **

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*
101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: May 8, 2026	By:	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ DAVID B. SPACHT
David B. Spacht Chief Financial Officer (Principal Financial Officer)