Form 10-Q
period 2026-09-30
ARTESIAN RESOURCES CORP
filed 2026-11-12
CIK 863110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

As of November 9, 2026, 9,453,079 shares of Class A Non-Voting Common Stock and 881,452 shares of Class B Common Stock were outstanding.

ARTESIAN RESOURCES CORPORATION
FORM 10-Q

Part I	-	Financial Information:

Item 1	-	Financial Statements	Page(s)

		Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)	3

		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited)	5 – 6

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2026 and 2025 (unaudited)	7 – 8

		Notes to Unaudited Condensed Consolidated Financial Statements	9 – 25

Item 2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	26– 34

Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4	-	Controls and Procedures	35

Part II	-	Other Information	35

Item 1	-	Legal Proceedings	35

Item 1A	-	Risk Factors	35

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	-	Defaults Upon Senior Securities	36

Item 4	-	Mine Safety Disclosures	36

Item 5	-	Other Information	36

Item 6	-	Exhibits	36

Signatures

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	September 30, 2026	December 31, 2025
Utility plant, at original cost (less accumulated depreciation - 2026- $211,387; 2025 - $202,077)	$842,721	$801,694
Current assets
Cash and cash equivalents	12,141	52
Accounts and other receivables (less provision for expected credit loss 2026 - $390; 2025 - $340)	11,494	9,489
Income tax receivable	194	769
Unbilled operating revenues	2,696	1,910
Materials and supplies	3,146	3,716
Prepaid property taxes	204	1,808
Prepaid expenses and other	3,590	3,673
Total current assets	33,465	21,417
Other assets
Non‑utility property (less accumulated depreciation - 2026 - $1,195; 2025 - $1,146)	3,507	3,541
Other deferred assets	9,575	9,571
Goodwill	1,939	1,939
Operating lease right-of-use assets	409	414
Total other assets	15,430	15,465
Regulatory assets, net	11,614	12,653
Total Assets	$903,230	$851,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock	$10,335	$10,316
Preferred stock	-	-
Additional paid-in capital	144,967	144,492
Retained earnings	104,537	95,114
Total stockholders' equity	259,839	249,922
Long-term debt, net of current portion	181,929	174,276
	441,768	424,198
Current liabilities
Lines of credit	-	5,719
Current portion of long-term debt	2,605	2,132
Accounts payable	12,239	14,018
Accrued expenses	8,508	4,601
Overdraft payable	139	103
Accrued interest	1,442	916
Income taxes payable	1,214	389
Customer and other deposits	3,933	3,474
Reserve for customer refund	3,729	394
Other	2,272	1,976
Total current liabilities	36,081	33,722

Commitments and contingencies

Deferred credits and other liabilities
Net advances for construction	327	374
Operating lease liabilities	401	407
Regulatory liabilities	25,147	26,301
Deferred investment tax credits	385	395
Deferred income taxes	56,211	54,756
Total deferred credits and other liabilities	82,471	82,233

Net contributions in aid of construction	342,910	311,076
Total Liabilities and Stockholders' Equity	$903,230	$851,229

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating revenues
Water sales	$25,678	$24,837	$72,299	$68,608
Other utility operating revenue	4,256	3,780	12,044	10,777
Non-utility operating revenue	2,014	1,874	6,043	5,541
Total Operating Revenues	31,948	30,491	90,386	84,926

Operating expenses
Utility operating expenses	14,502	13,431	41,091	38,261
Non-utility operating expenses	1,228	1,265	3,736	3,396
Depreciation and amortization	3,575	3,497	10,547	10,268
State and federal income taxes	2,250	2,473	6,572	6,488
Property and other taxes	1,563	1,206	4,719	4,494
Total Operating Expenses	23,118	21,872	66,665	62,907

Operating income	8,830	8,619	23,721	22,019

Other income, net
Allowance for funds used during construction (AFUDC)	303	584	1,061	1,771
Miscellaneous (expense) income	1	(48)	1,432	1,411

Income before interest charges	9,134	9,155	26,214	25,201

Interest charges	2,378	2,193	6,949	6,514

Net income applicable to common stock	$6,756	$6,962	$19,265	$18,687

Net income per common share:
Basic	$0.65	$0.68	$1.87	$1.81
Diluted	$0.65	$0.68	$1.87	$1.81

Weighted average common shares outstanding:
Basic	10,330	10,312	10,324	10,308
Diluted	10,335	10,314	10,329	10,309

Cash dividends per share of common stock	$0.3199	$0.3074	$0.9534	$0.9162

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,265	$18,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,547	10,268
Amortization of debt expense	267	264
Amortization of deferred income tax regulatory liability	(974)	(974)
Provision for expected credit loss	170	161
Deferred income taxes, net	1,445	1,477
Stock compensation	234	152
AFUDC, equity portion	(767)	(1,216)

Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	(4,324)	3,017
Income tax receivable	575	439
Unbilled operating revenues	(786)	(712)
Materials and supplies	570	237
Income tax payable	825	131
Prepaid property taxes	1,604	2,002
Prepaid expenses and other	83	(635)
Other deferred assets	(462)	(480)
Regulatory assets	(31)	112
Regulatory liabilities	(368)	(2,777)
Accounts payable	(530)	(521)
Accrued expenses	2,083	(444)
Reserve for customer refund	3,335	-
Accrued interest	526	413
Customer deposits and other, net	661	280
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,948	29,881

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (net of AFUDC, equity portion)	(40,767)	(40,513)
Proceeds from sale of assets	97	118
NET CASH USED IN INVESTING ACTIVITIES	(40,670)	(40,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit agreements	(10,933)	(2,034)
Borrowings under lines of credit agreements	5,214	2,343
Deferred debt issuance costs	(86)	-
Increase in overdraft payable	36	4
Proceeds from contributions in aid of construction and advances	27,841	22,734
Payouts for contributions in aid of construction and advances	(1,805)	(1,999)
Net proceeds from issuance of common stock	260	257
Issuance of long–term debt	10,000	-
Dividends paid	(9,842)	(9,442)
Principal repayments of long-term debt	(1,874)	(1,791)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$18,811	$10,072

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)
(In thousands)
	For the Nine Months Ended
	September 30,
	2026	2025

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	$12,089	$(442)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52	1,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,141	$705

Supplemental Disclosures of Cash Flow Information:

	For the Nine Months Ended
	September 30,
	2026	2025

Non-cash Investing and Financing Activity:
Utility plant received as contributions in aid of construction	$12,722	$9,232

Contractual amounts of contributions in aid of construction due from developers included in accounts receivable and class action settlement funds included in accounts receivable and other deferred assets (See Note 15 – Legal Proceedings)	$1,187	$-

Change in amounts included in accounts payable, accrued payables and other related to capital expenditures	$667	$3,149

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,157	$5,837
Income taxes paid	$5,023	$5,459
Income taxes refunded	$165	$50

See notes to the condensed consolidated financial statements.

ARTESIAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2024	9,419	881	$9,419	$881	$143,920	$84,969	$239,189

Net income	-	-	-	-	-	5,435	5,435
Cash dividends declared
Common stock	-	-	-	-	-	(3,104)	(3,104)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	82	-	85
Employee stock options and awards(4)	-	-	-	-	45	-	45
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2025	9,422	881	$9,422	$881	$144,047	$87,300	$241,650
Net income	-	-	-	-	-	6,290	6,290
Cash dividends declared
Common stock	-	-	-	-	-	(3,169)	(3,169)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	84	-	87
Employee stock options and awards(4)	5	-	5	-	42	-	47
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2025	9,430	881	$9,430	$881	$144,173	$90,421	$244,905
Net income	-	-	-	-	-	6,962	6,962
Cash dividends declared
Common stock	-	-	-	-	-	(3,169)	(3,169)
Issuance of common stock
Dividend reinvestment plan	2	-	2	-	83	-	85
Employee stock options and awards(4)	-	-	-	-	60	-	60
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of September 30, 2025	9,432	881	$9,432	$881	$144,316	$94,214	$248,843

	Common Shares Outstanding Class A Non-Voting (1) (3) (4)	Common Shares Outstanding Class B Voting (2)	$1 Par Value Class A Non-Voting	$1 Par Value Class B Voting	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2025	9,435	881	$9,435	$881	$144,492	$95,114	$249,922

Net income	-	-	-	-	-	5,934	5,934
Cash dividends declared							-
Common stock	-	-	-	-	-	(3,236)	(3,236)
Issuance of common stock
Dividend reinvestment plan	2	-	2	-	84	-	86
Employee stock options and awards(4)	-	-	-	-	92	-	92
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of March 31, 2026	9,437	881	$9,437	$881	$144,668	$97,812	$252,798
Net income	-	-	-	-	-	6,575	6,575
Cash dividends declared						-	-
Common stock	-	-	-	-	-	(3,302)	(3,302)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	85	-	88
Employee stock options and awards(4)	6	-	6	-	71	-	77
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of June 30, 2026	9,446	881	$9,446	$881	$144,824	$101,085	$256,236
Net income	-	-	-	-	-	6,756	6,756
Cash dividends declared
Common stock	-	-	-	-	-	(3,304)	(3,304)
Issuance of common stock
Dividend reinvestment plan	3	-	3	-	83	-	86
Employee stock options and awards(4)	5	-	5	-	60	-	65
Employee Retirement Plan(3)	-	-	-	-	-	-	-
Balance as of September 30, 2026	9,454	881	$9,454	$881	$144,967	$104,537	$259,839

(1)
At September 30, 2026 and September 30, 2025, Class A Non-Voting Stock had 15,000,000 shares authorized.  For the same periods, shares issued, inclusive of 28,970 treasury shares, were 9,482,044 and 9,460,651, respectively.
(2)
At September 30, 2026 and September 30, 2025, Class B Voting Stock had 1,040,000 shares authorized and 881,452 shares issued.
(3)
Artesian Resources Corporation registered 200,000 shares of Class A Non-Voting Stock, subsequently adjusted for stock splits, available for purchase through the Company’s 401(k) retirement plan.
(4)
Under the Equity Compensation Plan, effective December 9, 2015, or the 2015 Plan, and the 2025 Equity Compensation Plan, effective October 31, 2025, or the 2025 Plan, Artesian Resources Corporation authorized up to 331,500 shares and 263,932, respectively, of Class A Non-Voting Stock for issuance of grants in the form of stock options, stock units, dividend equivalents and other stock-based awards, subject to adjustment in certain circumstances as discussed in the Plan.  The 2025 Plan replaces the 2015 Plan, and outstanding grants under the 2015 Plan shall continue in effect according to their terms, consistent with the 2015 Plan. Includes stock compensation expense for September 30, 2026 and September 30, 2025.  See Note 8 – Stock Compensation Plans.

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

Artesian Utility currently operates three wastewater treatment facilities with a combined capacity of up to approximately 3.8 million gallons per day for the Town of Middletown, in southern New Castle County, Delaware, or Middletown, under a 20-year contract that expires in July 2039.  The wastewater treatment facilities in Middletown provide reclaimed wastewater for use in spray irrigation on public and agricultural lands in the area.

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

The unaudited condensed consolidated financial statements include the accounts of Artesian Resources Corporation and its wholly-owned subsidiaries, including its principal operating company, Artesian Water.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments (unless otherwise noted) necessary to present fairly the Company's balance sheet position as of September 30, 2026, the results of its operations for the three and nine-month periods ended September 30, 2026 and September 30, 2025, its cash flows for the nine-month periods ended September 30, 2026 and September 30, 2025 and the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2026 and September 30, 2025.  The December 31, 2025 Condensed Consolidated Balance Sheet was derived from the Company’s December 31, 2025 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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
Depreciation and Amortization

For financial reporting purposes, depreciation is recorded using the straight-line method at rates based on estimated economic useful lives, which range from 5 to 85 years.  Composite depreciation rates for water utility plant were 1.91% and 1.91%, for September 30, 2026 and December 31, 2025, respectively.  Artesian Water offsets depreciation recorded on utility plant by depreciation on utility property funded by Contributions in Aid of Construction, or CIAC, and Advances for Construction, or Advances.  This reduction in depreciation expense is also netted against outstanding CIAC and Advances on the Condensed Consolidated Balance Sheet.  Regulatory assets are amortized using the straight-line method over future periods, which range from 5 to 80 years.

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

Artesian generates revenue from interim temporary rates.  In Delaware, utilities are permitted by law to place rates into effect, under bond, on a temporary basis, pending resolution of an application for a base rate increase by the DEPSC.  Temporary rate revenue is calculated as a percentage increase on tariff rates.  We recognize this revenue based on the same guidelines as noted above depending on whether the additional rate was applied to consumption revenue or fixed-fee revenue.  Until final rates are determined by the DEPSC, if it is probable that a refund of revenue associated with temporary rates will occur, a reserve is recorded reducing revenue from temporary rates.  The DEPSC approved and Artesian Water implemented temporary rate increases effective June 3, 2025 and November 6, 2025.  As of September 30, 2026, approximately $3.7 million of revenue related to the November 6, 2025 temporary rate increase was recorded as a reserve for customer refund in the Condensed Consolidated Balance Sheets.

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

Artesian generates design and installation revenue for services related to the design and construction of wastewater infrastructure for a state agency under contract.  We recognize revenue from these services over time as services are performed using the percentage-of-completion method based on an input method of incurred costs (cost-to-cost).  These services are invoiced at the end of every month based on incurred costs to date.  As of September 30, 2026, there is no associated contract asset or liability.  There is no provision for expected credit loss or bad debt expense associated with this revenue.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by service type; all revenues are generated within a similar geographical location:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Tariff Revenue
Consumption charges	$17,993	$17,131	$49,360	$45,607
Fixed fees	9,723	9,725	29,173	28,325
Service charges	234	186	617	544
DSIC	145	-	145	534
Metered wastewater services	264	229	609	629
Industrial wastewater services	542	532	1,569	1,464
Total Tariff Revenue	$28,901	$27,803	$81,473	$77,103
Non-Tariff Revenue
Service line protection plans	$1,782	$1,643	$5,372	$4,889
Contract operations	303	255	812	757
Design and installation	-	4	-	11
Inspection fees	303	246	612	561
Total Non-Tariff Revenue	$2,388	$2,148	$6,796	$6,218

Other Operating Revenue	$659	$540	$2,117	$1,605

Total Operating Revenue	$31,948	$30,491	$90,386	$84,926

Contract Assets and Contract Liabilities

Our contract assets and liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025

Contract Assets – Tariff	$3,970	$3,265

Deferred Revenue
Deferred Revenue – Tariff	$1,855	$1,598
Deferred Revenue – Non-Tariff	340	573
Total Deferred Revenue	$2,195	$2,171

For the nine months ended September 30, 2026, the Company recognized revenue of $1.6 million from amounts that were included in Deferred Revenue – Tariff at the beginning of the year and revenue of $0.5 million from amounts that were included in Deferred Revenue – Non-Tariff at the beginning of the year.

The changes in Contract Assets and Deferred Revenue are primarily due to normal timing differences between our performance and customer payments.

Remaining Performance Obligations

As of September 30, 2026 and December 31, 2025, Deferred Revenue – Tariff is recorded partially within Unbilled operating revenues net against contract assets representing our remaining performance obligations for our fixed fee water services and partially within Other current liabilities representing our remaining performance obligations for our fixed fee wastewater services, all of which are expected to be satisfied and associated revenue recognized in the next three months.

As of September 30, 2026 and December 31, 2025, Deferred Revenue – Non-Tariff is recorded within Other current liabilities and represents our remaining performance obligations for our SLP Plan services, contract water operation services and wastewater inspections, which are expected to be satisfied and associated revenue recognized within the next three months, approximately three years and one year, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amounts.  As set forth in a settlement agreement, Artesian Water received reimbursements from the Delaware Sand and Gravel Remedial Trust, or Trust, for Artesian Water’s past capital and operating costs, totaling approximately $10.0 million, related to the treatment costs associated with the release of contaminants from the Delaware Sand & Gravel Landfill Superfund Site, or Site, in groundwater that Artesian Water uses for public potable water supply.  The full amount of $10.0 million has been paid to us, in four installments of approximately $2.5 million each, in August 2022, July 2023, July 2024 and July 2025.  In addition, from July 1, 2021 onward the Trust shall reimburse Artesian Water for documented reasonable and necessary capital and operating costs that Artesian Water incurs to treat contaminants of concern and of emerging concern.  The settlement receivable as of September 30, 2026 includes the short-term portion of multi-district litigation, MDL, reimbursements as further discussed in Note 15 - Legal Proceedings.

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

(in thousands)	September 30, 2026	December 31, 2025	December 31, 2024

Customer accounts receivable – water	$8,334	$4,366	$6,824
Customer accounts receivable – wastewater	854	706	928
Customer accounts receivable – SLP Plan	506	371	470
Settlement receivable – short term	648	2,023	2,523
Developer receivable	1,388	2,249	837
Miscellaneous accounts receivable	154	114	100
	11,884	9,829	11,682
Less: provision for expected credit loss	390	340	343
Net accounts receivable	$11,494	$9,489	$11,339

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

Rent expense for all operating leases, except those with terms of 12 months or less, comprises:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Minimum rentals	$2	$2	$6	$6
Contingent rentals	-	-	-	-
	$2	$2	$6	$6

Supplemental cash flow information related to leases is as follows:

(in thousands)
	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Supplemental balance sheet information related to leases is as follows:

(in thousands, except lease term and discount rate)
	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$409	$414

Other current liabilities	$9	$9
Operating lease liabilities	401	407
Total operating lease liabilities	$410	$416

Weighted Average Remaining Lease Term
Operating leases	68 years	68 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Maturities of operating lease liabilities that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2026 are as follows:

(in thousands)
Operating Leases
Year
2026	$29
2027	25
2028	21
2029	21
2030	21
Thereafter	1,337
Total undiscounted lease payments	$1,454
Less effects of discounting	(1,044)
Total lease liabilities recognized	$410

As of September 30, 2026, we have not entered into operating or finance leases that will commence at a future date.

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

Other Deferred Assets

The other deferred assets associated with the MDL class action settlement reimbursements, as further discussed in Note 15 – Legal Proceedings, has a carrying amount of $2.2 million as of September 30, 2026 and $2.6 million as of December 31, 2025, which approximates fair value, and was recorded at amortized cost using an estimated market discount rate.  The fair value of this non-current receivable is classified as Level 3.

Long-term Financial Liabilities

As of September 30, 2026 and December 31, 2025, all of the Company’s outstanding long-term debt interest rates were a fixed rate.  The fair value of the Company’s long-term debt is determined by discounting their future cash flows using current market interest rates on similar instruments with comparable maturities consistent with ASC 825, Financial Instruments.  Under the fair value hierarchy, the fair value of the long-term debt in the table below is classified as Level 2 measurements.  Level 2 is valued using observable inputs other than quoted prices.  The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from the current market interest rates.  The carrying amount and fair value of Artesian Resources' long-term debt (including current portion) are shown below:

(in thousands)
	September 30, 2026	December 31, 2025
Carrying amount	$184,534	$176,408
Estimated fair value	154,271	156,980

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

Under ASC 740, Income Taxes, an uncertain tax position represents our expected treatment of a tax position taken, or planned to be taken in the future, that has not been reflected in measuring income tax expense for financial reporting purposes.  The Company establishes reserves for uncertain tax positions based upon management's judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known. The Company has elected to recognize accrued interest (net of related tax benefits) and penalties related to uncertain tax positions as a component of its income tax expense.  The Company accrued approximately $13 thousand and $16 thousand for the nine months ended September 30, 2026 and September 30, 2025, respectively, for penalties and interest related to positions taken on the 2022 and 2024 corporate income tax returns. During the third quarter of 2026, the statute of limitations for the 2022 corporate income tax returns lapsed, which resulted in the reversal of tax reserved related to uncertain tax positions in the amount of approximately $146 thousand and the reversal of accrued penalties and interest in the amount of approximately $57 thousand.  The Company remains subject to examination by federal and state authorities for the tax years 2023 through 2025.

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

On September 16, 2025, 5,000 shares of Class A Non-Voting Stock were granted as restricted stock awards.  The fair value per share was $32.08, the closing price of the Class A Non-Voting Stock as recorded on the Nasdaq Global Select Market on September 16, 2025.  This restricted stock award was fully vested and released on September 16, 2026.

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

Compensation expense of approximately $65 thousand and $234 thousand, was recorded for the three and nine months ended September 30, 2026, respectively, for restricted awards issued in 2025 and 2026.  Compensation expense of approximately $60 thousand and $152 thousand was recorded for the three and nine months ended September 30, 2025, respectively, for restricted stock awards issued in 2024 and 2025.  Costs were determined based on the fair value on the dates of the awards and those costs were charged to income over the service periods associated with the awards.

There was no stock compensation cost capitalized as part of an asset.

There were no options exercised during the nine months ended September 30, 2026.

There were no unvested option shares outstanding under the 2025 Plan during the nine months ended September 30, 2026.

As of September 30, 2026, there were no unrecognized expenses related to non-vested option shares granted under the 2025 Plan.

As of September 30, 2026, there was approximately $74 thousand total unrecognized expenses related to non-vested awards of restricted shares awarded under the 2025 Plan.  The cost will be recognized over 0.59 years, the remaining vesting period for the restricted stock awards.

NOTE 9 - GEOGRAPHIC CONCENTRATION OF CUSTOMERS

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide regulated water utility service to customers within their established service territory in all three counties of Delaware and in portions of Maryland and Pennsylvania, pursuant to rates filed with and approved by the DEPSC, the MDPSC and the PAPUC.  As of September 30, 2026, Artesian Water was serving approximately 100,500 customers, Artesian Water Maryland was serving approximately 2,700 customers and Artesian Water Pennsylvania was serving approximately 40 customers.

Artesian Wastewater and TESI provide regulated wastewater utility service to customers within their established service territory in Sussex County, Delaware pursuant to rates filed with and approved by the DEPSC.  As of September 30, 2026, Artesian Wastewater and TESI were serving approximately 9,600 customers combined, including one large industrial customer.

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

(in thousands)	September 30, 2026	December 31, 2025

Investment in CoBank	$7,351	$6,889
Settlement receivable-long term	2,163	2,596
Other deferred assets	61	86
	$9,575	$9,571

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

Regulatory expenses amortized on a straight-line basis are noted below:

Expense	Years Amortized
Deferred contract costs and other	5
Rate case studies	5
Delaware rate proceedings	3
Debt related costs	15 to 30 (based on term of related debt)
Deferred costs affiliated interest agreement	20
Goodwill (Mountain Hill Water Company acquisition in 2008)	50
Deferred acquisition and franchise costs - Maryland	20 – 80
Deferred acquisition costs – Delaware	20
Deferred acquisition adjustments - Delaware	36 – 62
Unrecovered reserve for depreciation (general plant assets)	5

Regulatory assets, net of amortization, comprise:

	(in thousands)
	September 30, 2026	December 31, 2025

Deferred contract costs and other	$112	$109
Rate case studies	105	105
Delaware rate proceedings	247	312
Deferred income taxes	387	403
Debt related costs	3,437	3,617
Deferred costs affiliated interest agreement	956	998
Goodwill	238	243
Deferred acquisition and franchise costs - Maryland	324	352
Deferred acquisition costs – Delaware	210	219
Deferred acquisition adjustments – Delaware	3,235	3,288
Unrecovered reserve for depreciation	2,363	3,007
	$11,614	$12,653

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

Deferred income taxes primarily represent tax benefits that will be returned to regulated utility customers through an approved rate making process, as described below.  These tax benefits resulted from the TCJA.  The TCJA required the Company to remeasure its deferred income tax balances to reflect the reduction in the corporate income tax rate from 34% to 21%. This remeasurement adjustment made to deferred income taxes was substantially offset by the recognition of a regulatory liability for excess accumulated deferred income taxes, or EADIT, and reflects the benefits customers will receive in future approved rates.  Pursuant to a DEPSC rate order, Artesian Water is amortizing $24.0 million of the EADIT balance.  The DEPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for wastewater customers, and the MDPSC has not issued a final order on the TCJA regulatory liability amount of $0.6 million for Maryland customers.

Regulatory liabilities comprise:

	(in thousands)
	September 30, 2026	December 31, 2025

Utility plant retirement cost obligation	$-	$107
Deferred income taxes (related to TCJA)	25,147	26,194
	$25,147	$26,301

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

On April 4, 2025, Artesian Water filed a request with the DEPSC to implement new rates to meet a requested increase in revenue of 12.41%, or approximately $10.8 million, on an annualized basis.  Supplemental and rebuttal filings were subsequently filed, reducing the requested increase to 10.2%, or approximately $9.0 million, on an annualized basis. The actual effective increase would be less than 10.2% if the requested increase is granted in full by the DEPSC since Artesian Water has been permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC rate, which rate is set to zero once temporary rates are placed into effect.  Temporary rates were placed into effect as noted below. The new proposed rates are designed to support Artesian Water’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.  In accordance with applicable Delaware law, the DEPSC approved and Artesian Water implemented the first temporary rate increase effective June 3, 2025 of approximately $2.5 million in additional annual revenue, or 2.88%, subject to refund, and reduced the DSIC previously in effect from approximately 1.66% to zero, for a temporary rate increase of net 1.22%.  Also, as permitted by law, on November 6, 2025, Artesian Water placed into effect a second step of temporary rates designed to generate an increase in annual operating revenue of approximately 6.82%, or $5.8 million, on an annualized basis, until permanent rates are determined by the DEPSC.  As of September 30, 2026, approximately $3.7 million of revenue related to the second step of temporary rates was recorded as a reserve for refund.

On September 30, 2026, Artesian Water Maryland filed a request with the MDPSC to implement new rates to meet a requested increase in revenue of 82.5%, or approximately $2.5 million, on an annualized basis.  In Maryland, existing base rates remain unchanged, and no temporary rates are permitted during the rate proceeding process.  New rates become effective only upon the issuance of a final order by the MDPSC at the formal conclusion of the rate proceeding process.  The new proposed rates are designed to support Artesian Water Maryland’s ongoing capital improvement program and to cover increased costs of operations, including chemicals and electricity for water treatment, water quality regulation compliance, taxes, labor and benefits.

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

The following table summarizes (1) Artesian Water’s applications with the DEPSC to collect DSIC rates and (2) rate upon which each eligible plant improvement was based:

Application Date	05/28/2026	11/22/2024
DEPSC Approval Date	06/24/2026	12/18/2024
Effective Date	07/01/2026	01/01/2025
Cumulative DSIC Rate	0.62%	1.66%
Net Eligible Plant Improvements – Cumulative Dollars (in millions)	$4.5	$11.7
Eligible Plant Improvements – Installed Beginning Date	11/01/2025	11/01/2023
Eligible Plant Improvements – Installed Ending Date	04/30/2026	10/31/2024

Effective January 1, 2025, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 1.66% DSIC.  The January 1, 2025 DSIC rate was reset to zero when the temporary base rate increase was placed into effect on June 3, 2025. Effective July 1, 2026, Artesian Water was permitted to recover specific investments made in infrastructure through the assessment of a 0.62% DSIC.  The July 1, 2026 DSIC rate is subject to periodic audit by the DEPSC.  In each of the three and nine months ended September 30, 2026, we earned approximately $0.1 million in DSIC revenue.  For the three months ended September 30, 2025, we did not report any earnings in DSIC revenue.  For the nine months ended September 30, 2025, we earned approximately $0.5 million in DSIC revenue.

NOTE 14 - NET INCOME PER COMMON SHARE AND EQUITY PER COMMON SHARE

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding, the potentially dilutive effect of employee stock options and restricted stock awards.

The following table summarizes the shares used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Weighted average common shares outstanding during the period for basic computation	10,330	10,312	10,324	10,308
Dilutive effect of employee stock options and awards	5	2	5	1

Weighted average common shares outstanding during the period for diluted computation	10,335	10,314	10,329	10,309

For the three and nine months ended September 30, 2026, no shares of restricted stock awards were excluded from the calculations of diluted net income per share.  For the three and nine months ended September 30, 2025, no stock options were excluded from the calculations of diluted net income per share.

The Company has 15,000,000 authorized shares of Class A Non-Voting Stock and 1,040,000 authorized shares of Class B Voting Stock. As of September 30, 2026, 9,453,067 shares of Class A Non-Voting  Stock and 881,452 shares of Class B Voting Stock were issued and outstanding. As of September 30, 2025, 9,431,674 shares of Class A Non-Voting  Stock and 881,452 shares of Class B Voting Stock were issued and outstanding. The par value for both classes is $1.00 per share.

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

Several of the water systems of Artesian Resources’ subsidiaries are claimants in four MDL class action settlements designed to resolve claims for per- and polyfluoroalkyl substances, or PFAS, contamination in Public Water Systems’ Drinking Water, as those terms are defined in the respective Agreements (the “Settlements”), which are with four groups of settling defendants on behalf of: (1) the 3M Company (“3M”); (2) E.I. Du Pont de Nemours and Company (n/k/a Eidp, Inc.), DuPont de Nemours Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, “DuPont”); (3) Tyco Fire Products LP and Chemguard, Inc. (collectively, “the Tyco Defendants”); and (4) BASF Corporation (“BASF”).  Claims Forms have been submitted on behalf of Artesian Resources’ eligible systems in each of the Settlements.  In the fourth quarter of 2025, the Company received the first two payments from 3M totaling $7.5 million, with an anticipated additional net settlement of approximately $5.1 million to be paid over eight years.  In December 2025, the Company received the full DuPont settlement award payment of approximately $1.3 million.  In April 2026, the Company received approximately $1.3 million in settlement payments from the Tyco defendants and approximately $0.5 million in settlement payments from BASF.  In June 2026 the Company received the next scheduled payment due from 3M in the amount of $2.0 million.  The settlement proceeds are intended to reimburse the Company for past and future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems.  The DEPSC approved the return of $7.2 million received from 3M to Artesian Water’s customers through a one-time bill credit, which was applied to customers’ bills in December 2025.  The DEPSC also approved the regulatory treatment of the settlement amounts for DuPont, the Tyco Defendants and BASF and the remaining settlement amounts for 3M to be recorded as CIAC.

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

The accounting policies of the operating segments are the same as those described in Note 3 – Revenue Recognition.  The measurement of depreciation, interest, and capital expenditures are predominately related to our Regulated Utility segment.  These amounts in our non-utility business are negligible and account for approximately less than 1% of consolidated amounts as of September 30, 2026 and September 30, 2025.

In thousands

	Three Months Ended September 30,
	2026			2025
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$29,934	$29,934		$28,617	$28,617

Reconciliation of revenue
Other revenues		2,076	(a)		1,938	(a)
Inter-segment elimination		(62)			(64)
Consolidated revenues		$31,948			$30,491

Less: (b)
Payroll and Benefits (c)	7,094			6,873
Supply and Delivery (d)	4,769			4,066
Administrative (e)	2,700			2,557
Depreciation and Amortization	3,562			3,484
Income Taxes	1,979			2,229
Property and other taxes	1,543			1,188
Regulated Utility Operating Income	$8,287	$8,287		$8,220	$8,220

Reconciliation of operating income
Other profit		543	(a)		399	(a)
Consolidated operating income		$8,830			$8,619

In thousands

	Nine Months Ended September 30,
	2026			2025
	Regulated Utility	Total		Regulated Utility	Total
Regulated Utility Revenues	$84,343	$84,343		$79,385	$79,385

Reconciliation of revenue
Other revenues		6,228	(a)		5,733	(a)
Inter-segment elimination		(185)			(192)
Consolidated revenues		$90,386			$84,926

Less: (b)
Payroll and Benefits (c)	20,512			19,266
Supply and Delivery (d)	12,891			11,587
Administrative (e)	7,873			7,600
Depreciation and Amortization	10,508			10,229
Income Taxes	5,764			5,680
Property and other taxes	4,656			4,442
Regulated Utility Operating Income	$22,139	$22,139		$20,581	$20,581

Reconciliation of operating income
Other profit		1,582	(a)		1,438	(a)
Consolidated operating income		$23,721			$22,019

In thousands

	September 30, 2026		December 31, 2025
	Regulated Utility	Total	Regulated Utility	Total
Assets
Regulated Utility Assets	$887,057	$887,057	$846,820	$846,820

Reconciliation of assets
Other assets		16,173		4,409
Consolidated assets		$903,230		$851,229

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

In September 2025, the FASB issued guidance that amends the existing standard to remove all references to prescriptive and sequential software development project stages.  Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.  In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software.  This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted.  The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis.  We have evaluated the impact of this guidance and based on our preliminary assessment, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.  Our technology and software activities primarily consist of implementing standardized software and hardware systems, alongside minor configuration and customization work, rather than engaging in the development of proprietary, custom-built internal or contracted software solutions.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that express our "belief," "anticipation" or "expectation," as well as other statements that are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Statements regarding our goals, priorities, growth and expansion plans and expectation for our water and wastewater subsidiaries and non-regulated subsidiaries, customer base growth opportunities in Delaware and Cecil County, Maryland, our belief regarding the timing and results of our rate requests, our belief regarding our capacity to provide water services for the foreseeable future to our customers, our belief relating to our compliance and the cost to achieve compliance with relevant governmental regulations, including per- and polyfluoroalkyl substances (“PFAS”) regulations, our belief concerning class action settlements designed to resolve claims for PFAS contamination and any related outcome, and the Lead and Copper Rule Improvements, our expectation of the timing of decisions by regulatory authorities, our belief regarding the success of any rate increase request, the impact of weather on our operations and the execution of our strategic initiatives, our expectation of the timing for construction on new projects, our expectation relating to the adoption of recent accounting pronouncements, contract operations opportunities, legal proceedings, our properties, deferred tax assets, adequacy of our available sources of financing, the expected recovery of expenses related to our long-term debt, our expectation to be in compliance with financial covenants in our debt instruments, our ability to refinance our debt as it comes due, our ability to adjust our debt level, interest rate, maturity schedule and structure, the timing and terms of renewals of our lines of credit, plans to increase our wastewater treatment operations, engineering services and other revenue streams less affected by weather, expected future contributions to our postretirement benefit plan, anticipated growth in our non-regulated division, the impact of recent acquisitions on our ability to expand and foster relationships, anticipated investments in certain of our facilities and systems and the sources of funding for such investments, and the sufficiency of internally generated funds and credit facilities to provide working capital and our liquidity needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  Certain factors as discussed under Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, such as changes in weather, changes in our contractual obligations, changes in government policies, changes in tax laws, the timing and results of our rate requests, failure to receive regulatory approvals, changes in economic and market conditions generally, and other matters could cause results to differ materially from those in the forward-looking statements.  While the Company may elect to update forward-looking statements, we specifically disclaim any obligation to do so and you should not rely on any forward-looking statement as a representation of the Company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2026

OVERVIEW

Our profitability is primarily attributable to the sale of water and wastewater services in our regulated utility business.  Our regulated utility segment comprised 93.1% of total operating revenues for the nine months ended September 30, 2026 and 93.3% for the nine months ended September 30, 2025.  Water sales are subject to seasonal fluctuations, particularly during summer when water demand may vary with rainfall and temperature.  In the event temperatures during the typically warmer months are cooler than expected or rainfall is greater than expected, the demand for water may decrease and our revenues may be adversely affected.  We believe these effects of weather are short term and do not materially affect the execution of our strategic initiatives.  Our wastewater services provide a revenue stream that is not affected by these changes in weather patterns.  We continue to seek growth opportunities to provide wastewater services in Delaware and the surrounding areas.

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

Regulated Water Subsidiaries

Artesian Water, Artesian Water Maryland and Artesian Water Pennsylvania provide water service to residential, commercial, industrial, governmental, municipal and utility customers.  Increases in the number of customers contribute to increases, or help to offset any intermittent decreases, in our operating revenue.  As of September 30, 2026, the number of metered water customers in Delaware increased approximately 1.7% compared to September 30, 2025.  The number of metered water customers in Maryland increased approximately 1.2% compared to September 30, 2025.  The number of metered water customers in Pennsylvania remained consistent compared to September 30, 2025.  For the nine months ended September 30, 2026, approximately 7.1 billion gallons of water were distributed in our Delaware systems and approximately 343.2 million gallons of water were distributed in our Maryland systems.

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

On September 30, 2026, Artesian Water Maryland filed a request with the MDPSC to implement new rates to meet a requested increase in revenue of 82.5%, or approximately $2.5 million, on an annualized basis.  This is discussed further in Note 13 – Regulatory Proceedings.

Regulated Wastewater Subsidiaries

Artesian Wastewater owns wastewater collection and treatment infrastructure and provides regulated wastewater services to customers in Sussex County, Delaware.  Artesian Wastewater Maryland is able to provide regulated wastewater services to customers in Maryland.  It is not currently providing these services in Maryland.  The majority of our residential and commercial wastewater customers are billed a flat monthly fee, and our large industrial wastewater customer is billed monthly based on wastewater flow, which contributes to providing a revenue stream unaffected by weather.  As of September 30, 2026, the number of Delaware wastewater customers increased approximately 6.5% compared to September 30, 2025.

Non-Utility Subsidiaries

Artesian Utility provides contract water and wastewater operation services to private, municipal, and governmental institutions.  Artesian Utility also offers protection plans to customers: the WSLP Plan and the SSLP Plan.  SLP Plan customers are billed a flat monthly or quarterly rate, which contributes to providing a revenue stream unaffected by weather.  There has been consistent customer growth over the years.  As of September 30, 2026, the eligible customers enrolled in the WSLP Plan, the SSLP Plan and the ISLP Plan increased 4.5%, collectively, compared to September 30, 2025.  The Company also maintains the ISLP Plan, in which the Company discontinued enrolling new customers effective January 2026.

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

Results of Operations – Analysis of the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

Operating Revenues

Revenues totaled $31.9 million for the three months ended September 30, 2026, $1.5 million, or 4.8%, more than revenues for the three months ended September 30, 2025.

Water sales revenue increased $0.8 million, or 3.4%, for the three months ended September 30, 2026 from the corresponding period in 2025, primarily the result of an increase in overall water consumption, an increase in the number of customers served, and an increase in DSIC revenue.  The DSIC rate effective July 1, 2026 was 0.62%.  In addition, water sales revenue increased due to two temporary rate increases as permitted under Delaware law, until permanent rates are determined by the DEPSC.  The first temporary rate increase of 2.88% was placed into effect on June 3, 2025 at which time the DSIC rate of 1.66% was set to zero.  The second temporary rate increase of 6.82% was placed into effect on November 6, 2025.  These increases were offset during the quarter by an increase in the reserve for customer refund, which is not reflected in income.  We realized 80.4% and 81.5% of our total operating revenue for the three months ended September 30, 2026 and September 30, 2025, respectively, from the sale of water.

Other utility operating revenue increased approximately $0.5 million, or 12.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.  This increase is primarily due to an increase in wastewater revenue related to industrial wastewater treatment services and an increase in wastewater revenue associated with additional residential and commercial customers.

Non-utility operating revenue increased approximately $0.1 million, or 7.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in SLP Plan revenue, resulting from an increase in fees that were placed into effect on January 1, 2026.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $1.4 million, or 8.7%, for the three months ended September 30, 2026, compared to the same period in 2025.

Utility operating expenses increased $1.1 million, or 8.0%, for the three months ended September 30, 2026 compared to the same period in 2025.  The increase in utility operating expenses primarily consists of a $0.4 million increase in supply and treatment costs, a $0.2 million increase in payroll and employee benefit costs, a $0.2 million increase in purchased power costs, and a $0.2 million increase in administrative costs.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 54.1% for the three months ended September 30, 2026, compared to 52.2% for the three months ended September 30, 2025.

Federal and state income tax expense decreased $0.2 million, or 9.0%, primarily due to lower pre-tax book income and the reversal of accrued penalty and interest related to uncertain tax positions taken on the 2022 tax return for which the statute of limitations lapsed during the third quarter of 2026.

Property and other taxes increased $0.4 million, primarily due to an increase in New Castle County, Delaware tax rates on utility plant and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income decreased $0.2 million, primarily due to a decrease in allowance for funds used during construction, or AFUDC, as a result of lower long-term construction activity subject to AFUDC.

Interest Charges

Interest charges increased $0.2 million, primarily due to an increase in long-term debt interest related to higher borrowing levels on the Company’s promissory notes and reserve for customer refund interest associated with the temporary rate increase revenue.

Net Income

Our net income applicable to common stock decreased $0.2 million, or 3.0%.  Total operating revenues increased $1.5 million, offset by a $1.2 million increase in total operating expenses, a $0.2 million increase in interest charges, and a decrease of $0.2 million in other income.

Results of Operations – Analysis of the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025.

Operating Revenues

Revenues totaled $90.4 million for the nine months ended September 30, 2026, $5.5 million, or 6.4%, more than revenues for the nine months ended September 30, 2025.

Water sales revenue increased $3.7 million, or 5.4%, for the nine months ended September 30, 2026 from the corresponding period in 2025, primarily the result of two temporary rate increases as permitted under Delaware law, until permanent rates are determined by the DEPSC, as well as increases in overall water consumption and the number of customers served.  The first temporary rate increase of 2.88% was placed into effect on June 3, 2025.  The second temporary rate increase of 6.82% was placed into effect on November 6, 2025, of which a portion has been reserved for refund and is not reflected in income.  The increase in both temporary rates was partially offset by the Company’s DSIC rate of 1.66% resetting to zero upon implementation of the first temporary rate increase.  We realized 80.0% and 80.8% of our total operating revenue for the nine months ended September 30, 2026 and September 30, 2025, respectively, from the sale of water.

Other utility operating revenue increased approximately $1.3 million, or 11.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.  This increase is primarily due to an increase in revenue related to industrial wastewater treatment services and an increase in wastewater revenue associated with additional residential and commercial customers.

Non-utility operating revenue increased approximately $0.5 million, or 9.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in SLP Plan revenue, resulting from an increase in fees that were placed into effect on January 1, 2026 and an increase in the number of customers participating in the SLP Plans.

Operating Expenses

Operating expenses, excluding depreciation and income taxes, increased $3.4 million, or 7.4%, for the nine months ended September 30, 2026, compared to the same period in 2025.

Utility operating expenses increased $2.8 million, or 7.4%, for the nine months ended September 30, 2026 compared to the same period in 2025.  The increase in utility operating expenses primarily consists of a $1.2 million increase in payroll and employee benefit costs, a $0.8 million increase in supply and treatment costs, a $0.3 million increase in purchased power costs, a $0.3 million increase in administrative costs, and a $0.2 million increase in transmission, distribution and collection costs.

Non-utility operating expenses increased $0.3 million, or 10.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in plumbing repair costs associated with the SLP Plans.

The ratio of operating expenses, excluding depreciation and income taxes, to total revenue was 54.8% for the nine months ended September 30, 2026, compared to 54.3% for the nine months ended September 30, 2025.

Depreciation and amortization expense increased $0.3 million, or 2.7%, primarily due to additional depreciation from continued investment in utility plant related to providing supply, treatment, storage and distribution of water to customers and service to our wastewater customers.

Federal and state income tax expense increased $0.1 million, or 1.3%, primarily due to higher pre-tax book income partially offset by the reversal of accrued penalty and interest related to uncertain tax positions taken on the 2022 tax return for which the statute of limitations lapsed during the third quarter of 2026.

Property and other taxes increased $0.2 million, primarily due to an increase in New Castle County, Delaware tax rates on utility plant and an increase in utility plant subject to taxation.  Property taxes are assessed on land, buildings and certain utility plant, which include the footage and size of pipe, hydrants and wells.

Other Income

Other income decreased $0.7 million, primarily due to a decrease in AFUDC as a result of lower long-term construction activity subject to AFUDC.

Interest Charges

Interest charges increased $0.4 million, primarily due to an increase in long-term debt interest related to higher borrowing levels on the Company’s promissory notes and lines of credit as well as reserve for customer refund interest associated with the temporary rate increase revenue.

Net Income

Our net income applicable to common stock increased $0.6 million, or 3.1%.  Total operating revenues increased $5.5 million, offset by a $3.8 million increase in total operating expenses, a $0.4 million increase in interest charges and a decrease of $0.7 million in other income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity for the nine months ended September 30, 2026 were $34.0 million of cash provided by operating activities, $10.0 million from the issuance of long-term debt, and $26.0 million in net contributions and advances from developers.  We depend on the availability of capital for expansion, construction and maintenance.  We rely on our sources of liquidity for investments in our utility plant and to meet our various payment obligations.

Operating Activities

One of our primary sources of liquidity for the nine months ended September 30, 2026 was $34.0 million provided by cash flow from operating activities, compared to $29.9 million for the nine months ended September 30, 2025.  The increase in cash flows from operating activities is primarily from higher reserve for customer refunds, accrued expenses, regulatory liabilities, prepaid expenses and other, income taxes payable, and net income, partially offset by lower accounts receivable.  Cash flow from operating activities is primarily provided by our utility operations and is impacted by the timeliness and adequacy of rate increases and changes in water consumption as a result of year-to-year variations in weather conditions, particularly during the summer.  A significant part of our ability to maintain and meet our financial objectives is to ensure that our investments in utility plant and equipment are recovered in the rates charged to customers.  As such, from time to time, we file rate increase requests to recover increases in operating expenses and investments in utility plant and equipment.  See Note 13 – Regulatory Proceedings. We will continue to borrow on available lines of credit in order to satisfy current liquidity needs.  In addition, the Company has a long history of paying regular quarterly dividends as approved by our Board of Directors using net cash from operating activities.

Investment Activities

The primary focus of our investments is to continue to provide high quality, reliable service to our growing service territory.  Capital expenditures during the first nine months of 2026 were $40.8 million compared to $40.5 million during the same period in 2025. To better serve our customers, these investments include installation of new mains, services and hydrants, upgrading existing pumping and treatment stations, including PFAS treatment upgrades, construction of new wastewater treatment plants, renewals associated with the rehabilitation of aging infrastructure, upgrading and replacing our meter reading equipment, transportation equipment purchases, and computer hardware and software upgrades.

Financing Activities

For the nine months ended September 30, 2026, cash flows provided by financing activities were $18.8 million, compared to $10.1 million for the nine months ended September 30, 2025.  Our primary sources of liquidity from financing activities for the nine months ended September 30, 2026 were $26.0 million in net contributions and advances from developers and $10.0 million from the issuance of long-term debt.  The cash flows provided by financing activities increased due to higher issuance of long-term debt and an increase in net contributions and advances from developers, partially offset by an increase in repayments of lines of credit, and higher dividend payments.  We have several sources of liquidity to finance our investment in utility plant and other fixed assets.  We estimate that future investments will be financed by our operations and external sources.  We expect to fund our activities for the next twelve months using our projected cash generated from operations, bank credit lines, contributions from developers and settlement funds, government grants and capital market financing as needed to provide sufficient working capital to maintain normal operations, to meet our financing requirements and to expand through strategic acquisitions.  We believe that our cash on hand and future cash generated from the foregoing activities will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, there is no assurance that we will be able to secure funding on terms acceptable to us, or at all.  Our cash flows from operations are primarily derived from water sales revenues and may be materially affected by changes in water sales due to weather and the timing and extent of increases in rates approved by state public service commissions.

Material Cash Requirements

Lines of Credit and Long-Term Debt

At September 30, 2026, Artesian Resources had a $40 million line of credit with Citizens Bank, or Citizens, which is available to all subsidiaries of Artesian Resources.  As of September 30, 2026, there was $40 million of available funds under this line of credit.  The interest rate is a one-month Daily Secured Overnight Financing Rate, or SOFR, plus 10 basis points, or Term SOFR, plus an applicable margin of 1.10%.  Term SOFR cannot be less than 0.00%.  This is a demand line of credit and therefore the financial institution may demand payment for any outstanding amounts at any time.  The term of this line of credit expires on the earlier of May 17, 2027, or any date on which Citizens demands payment.  The Company expects to renew this line of credit.

At September 30, 2026, Artesian Water had a $20 million line of credit with CoBank, ACB, or CoBank, that allowed for the financing of operations for Artesian Water, Artesian Water Maryland, and Artesian Wastewater.  As of September 30, 2026, there was $20 million of available funds under this line of credit.  The interest rate for borrowings under this line is either a daily SOFR rate plus 1.45% option or a term SOFR rate plus 1.45% option that is locked in for either one or three months.  The term of this line of credit expires on October 31, 2027.  Artesian Water expects to renew this line of credit.

The Company’s material cash requirements include the following lines of credit commitments and contractual obligations:

Material Cash Requirements	Payments Due by Period
In thousands	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
First mortgage bonds (principal and interest)	$7,816	$39,045	$12,422	$185,891	$245,174
State revolving fund loans (principal and interest)	1,065	2,130	2,130	8,064	13,389
Promissory notes (principal and interest)	1,842	3,685	3,685	20,165	29,377
Asset purchase contractual obligation (principal and interest)	320	-	-	-	320
Lines of credit	-	-	-	-	-
Operating leases	29	46	42	1,337	1,454
Operating agreements	38	8	-	-	46
Unconditional purchase obligations	309	114	114	156	693
Tank painting contractual obligation	849	636	-	-	1,485
Total contractual cash obligations	$12,268	45,664	$18,393	$215,613	$291,938

Artesian’s long-term debt agreements and revolving lines of credit contain customary affirmative and negative covenants that are binding on us (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on our ability to make certain loans and investments, guarantee certain obligations, enter into, or undertake, certain mergers, consolidations or acquisitions, transfer certain assets or change our business.  As of September 30, 2026, we were in compliance with these covenants.

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

Information concerning our implementation and the impact of recent accounting pronouncements issued by the FASB is included in the notes to our 2025 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 and also in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We did not adopt any accounting policy in the first nine months of 2026 that had a material impact on our financial condition, liquidity or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  Our policy is to manage interest rates through the use of fixed rate long-term debt and, to a lesser extent, short-term debt.  The Company's exposure to interest rate risk related to existing fixed rate, long-term debt is due to the term of the majority of our First Mortgage Bonds and the term of the promissory notes, which have final maturity dates ranging from 2028 to 2049, and interest rates ranging from 4.24% to 6.14%, which exposes the Company to interest rate risk as interest rates may drop below the existing fixed rate of the long-term debt prior to such debt’s maturity.  In addition, the Company has interest rate exposure on $60 million of variable rate lines of credit with two banks.  As of September 30, 2026, there were no outstanding amounts on the lines of credit.  Increases in variable interest rates result in an increase in the cost of borrowing on these variable rate lines of credit.  We are also exposed to market risk associated with changes in commodity prices.  Our risks associated with price increases in chemicals, electricity and other commodities are mitigated by our ability to recover our costs through rate increases to our customers.  We have also sought to mitigate future significant electric price increases by signing multi-year supply contracts at fixed prices.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

(a)    None.

(b) None.

(c) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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

101.BAL	Inline XBRL Condensed Consolidated Balance Sheets (unaudited)*

101.OPS	Inline XBRL Condensed Consolidated Statements of Operations (unaudited)*

101.CSH	Inline XBRL Condensed Consolidated Statements of Cash Flows (unaudited)*

101.NTS	Inline XBRL Notes to the Condensed Consolidated Financial Statements (unaudited)*

104	The cover page from Artesian Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (contained in exhibit 101). *

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESIAN RESOURCES CORPORATION

Date: November 12, 2026	By:	/s/ NICHOLLE R. TAYLOR
Nicholle R. Taylor Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ DAVID B. SPACHT
David B. Spacht Chief Financial Officer (Principal Financial Officer)